Form 10-K405
period 1996-12-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1997-03-31
CIK 1021351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File Number
    December 31, 1996                                333-10635

                      APPLE RESIDENTIAL INCOME TRUST, INC.

             (Exact name of registrant as specified in its charter)


         Virginia                                    54-1816010
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

306 East Main Street
Richmond, VA                                            23219
(Address of principal executive offices)              (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     (None)

          Securities registered pursuant to Section 12(g) of the Act:

                                     (None)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1997, 4,643,238 common shares of the registrant were outstanding. The common shares are not currently being traded in any market. Therefore, the common shares did not have either a market selling price or bid and asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

                      DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's Prospectus dated November 19, 1996 filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 referred to in Parts I and III.


                                     PART I

Item 1.           Business.

                  Apple Residential Income Trust, Inc. (the "Company"), a Virginia corporation, was incorporated in August 1996. The Company intends to qualify as a real estate investment trust for federal income tax purposes.

                  The Company had no operations during the period ending December 31, 1996. Accordingly, the Company had no revenue, operating profits or loss, and identifiable assets. A minimum offering of $15,000,000, an equivalent of 1,666,667 common shares sold, was required to be raised before the Company could begin operations (the "Minimum Offering"). Investor proceeds were required to be held in escrow until the Minimum Offering was achieved. As of December 31, 1996, the Minimum Offering had not been met and there were no funds available to the Company.

                  The Company will invest primarily in existing residential apartment communities in Texas and the southwestern region of the United States. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 26 through 34 of the Company's prospectus dated November 19, 1996 (the "Prospectus") filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-11 (Registration No. 333-10635), which are hereby incorporated herein by reference.

Item 2.           Properties.

                  None.

Item 3.           Legal Proceedings.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.


                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  There is currently no established public market in which the Company's common shares are traded.

                  On March 31, 1997, there were 3,375 shareholders of record of the Company's common shares.

                  No distributions have been made to the shareholders.

Item 6.           Selected Financial Data.

                  Not applicable as the Company had not commenced operations as of December 31, 1996.

Item 7.

                  Results of Operations for the period August 7, 1996 (date of inception) through December 31, 1996:

                  The Company had no operations prior to December 31, 1996. Accordingly, the Company had no revenues and operating profits or loss. A minimum offering of $15,000,000, an equivalent of 1,666,667 common shares sold, must be raised before the Company can begin operations (the `Minimum Offering"). Investor proceeds are required to be held in escrow until the Minimum Offering is achieved. As of December 31, 1996, the Minimum Offering had not been met and there were no funds available to the Company.

                  Liquidity and Capital Resources:

                  In the period January 1, 1997 through March 21, 1997, the Company meet and exceeded its Minimum Offering by closing the sale to investors of 4,643,239 shares (1,666,667 at $9 per share and 2,976,573 at $10 per share) representing gross proceeds to the Company of $44,765,718 and net proceeds after payment of commissions and other offering costs of $40,289,146. Upon completion of the Minimum Offering, $522,000 in organizational and offering costs incurred by affiliates of the Company on behalf of the Company, became the liability of the Company.

                  On November 14, 1996, the Company issued 200,000 shares of Class B Convertible Shares to Mr. Glade Knight, the Companies Principal Executive Officer and Chairman of the Board of the Company, for $.10 per share or $20,000 in aggregate. There are no dividends payable on the Class B Convertible Shares. On liquidation of the Company, the holder of the Class B Convertible Shares is entitled to a liquidation payment of $.10 per Class B Convertible Share before any distribution of liquidation proceeds to the holders of the Common Shares. Holders of more than two-thirds of the Class B Convertible Shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Class B Convertible Shares or create a new class of stock senior to or on a parity with the Class B Convertible Shares. The Class B Convertible Shares are convertible into Common Shares upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company's assets, stock or business is sold or otherwise transferred, whether through sale, exchange, merger, consolidation, lease, share exchange or otherwise, or (2) the Advisory Agreement with the Advisor is terminated or not renewed, and the Company ceases to use Apple Residential Management Group, Inc. to provide substantially all of its property management services. Upon the occurrence of either triggering event, each Class B Convertible Share is convertible into a number of Common Shares based upon the gross proceeds raised through the date of conversion in the offering made by the Prospectus dated November 19, 1996 filed with the Securities and Exchange Commission according to the following formula:



                      Gross Proceeds Raised From              Number of Common Shares
                    Sales of Common Shares Through           Through Conversion of One
                          Date of Conversion                 Class B Convertible Share
                  ------------------------------------      -----------------------------

                  $50 million------------------------                    1.0
                  $100 million-----------------------                    2.4
                  $150 million-----------------------                    4.2
                  $200 million-----------------------                    6.4
                  $250 million-----------------------                    8.0


                  During January 1997, effective January 1, 1997, the Company acquired three apartment communities. Brookfield Apartments, a 232-unit apartment community located in Dallas, Texas, was purchased for $5,458,485. Eagle Crest Apartments, a 484-unit apartment community located in Irving, Texas, was purchased for $15,650,000. Tahoe Apartments, a 240-unit apartment community located in Arlington, Texas, was purchased for $5,690,560. During February, 1997, the Company acquired Mill Crossing Apartments, a 184-unit apartment community located in Arlington, Texas for $4,544,121.

                  The Company is expecting to close on the following properties on March 31, 1997-Wildwood Apartments, a 120-unit apartment community located in Euless, Texas; Toscana Apartments, a 194-unit apartment community located in Dallas, Texas; and Polo Run, a 224-unit apartment community located in Arlington, Texas. The combined purchase price is approximately $16 million, which will be funded with proceeds from the offering and the line of credit.


                  On March 1, 1997 the Company entered into an agreement with a commercial bank to obtain an unsecured revolving line of credit of $10,000,000. The line of credit expires on March 31, 1998. This agreement allows the Company to finance a portion of the purchase price of property acquisitions. Borrowings under the agreement are evidenced by an unsecured promissory note and bears interest at one-month LIBOR plus 200 basis points. There have been no borrowings under the agreement through March 26, 1997.

                  Capital resources are expected to grow from the sale of common shares and from cash flows from operations of properties acquired. The Company's liquidity and capital requirements are believed to be more than adequate to meet the Company's cash requirements in 1997.

Item 8.           Financial Statements and Supplementary Data.

                  The financial statements of the Company are set forth in Item 14 of this report and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters.

                  None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

                 The information with respect to the Company's directors and executive officers is contained and described under the caption "Management" on pages 37 through 42 of the Prospectus, which is hereby incorporated herein by reference.

                 A fifth director of the Company has been elected. The fifth director is Lisa B. Kern. Information on Ms. Kern is set forth below.

                 Lisa B. Kern. Ms. Kern is a portfolio manager with Davenport & Co. of Virginia, Inc., in Richmond, Virginia. Before joining Davenport as Vice President in 1996, Ms. Kern advised clients in the areas of investments and estate planning. She began her investment career in 1982 as a financial planner and later District Manager with IDS/American Express Advisory.
                 In 1985, Ms. Kern received her CFP designation. In 1989, Ms. Kern joined Crestar Bank's Trust and Investment Management Group as a Vice President. Ms. Kern is a graduate of Randolph Macon College and received her MBA from Virginia Commonwealth University in 1991.

                 The current members of the Company's Executive Committee are Glade M. Knight, Penelope W. Kyle and Bruce H. Matson. The current members of the Audit Committee are Penelope W. Kyle, Ted W. Smith and Lisa B. Kern. The current members of the Compensation Committee are Bruce H. Matson, Penelope W.
                 Kyle and Lisa B. Kern.


Item 11.         Executive Compensation.

                 The executive officers of the Company did not receive salary or other compensation from the Company in 1996 for carrying out their duties as executive officers. The information with respect to the director compensation and the Company's two stock incentive plans is contained and described under the caption "Management" on pages 37 through 42 of the Prospectus, which is hereby incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 As of March 1, 1997, no person was the beneficial owner of more than five percent of any class of the registrant's voting securities.

                 The following table shows the beneficial ownership of the registrant's common shares by the registrant's directors and executive officers, as of March 1, 1997.

       Name of Beneficial               Amount and Nature of
             Owner                      Beneficial Ownership                Percent of Class
             ------                     --------------------                ----------------
Glade M. Knight                             5,555.56                           *
Ted W. Smith                                       0                           0
Penelope W. Kyle                                   0                           0
Bruce H. Matson                                    0                           0
Lisa B. Kern                                       0                           0
--------------------------------
        All Directors and                   5,555.56                           *
        Executive Officers as a
        Group

* Less than 1% of outstanding Common Shares.

                  In addition, at March 1, 1997, Glade M. Knight owned 200,000 Class B Convertible Shares of the registrant, constituting all of the registrant's issued and outstanding Class B Convertible Shares. Information on the Class B Convertible Shares of the registrant is set forth under the caption "Principal and Management

                  Stockholders" on pages 47 and 48 of the Prospectus, which is hereby incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

                  A description of the Company's transactions with management and others and certain business relationships is described under the caption "The Advisor and Affiliates" on pages 43 through 47 of the Prospectus, which is hereby incorporated herein by reference.

                  In addition, the Company has granted to Cornerstone Realty Income Trust a continuing right to acquire up to 9.8% of the common shares of the Company. The purchase price of such common shares, which would be issued apart from, and in addition to, the public offering of common shares equals the public offering price less selling commissions and marketing expense allowance payable with respect thereto.


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

                  (a)  Documents filed as part of this report

                           1.       Financial Statements

                                    Balance Sheet at December 31, 1996.

                           2.       Financial Statement Schedules

                                    All other financial statement schedules have been omitted because they are not applicable or because the required information is shown in the Balance Sheet or in the notes thereto.

                  (b)      Reports on Form 8-K

                           None.

                  (c) Exhibits required by Securities and Exchange Commission Regulation S-K.

                           Incorporated herein by reference are the Exhibits listed under "Exhibit Index" on page 14 of this report.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1997.

                                           APPLE RESIDENTIAL INCOME TRUST, INC.



                                           By:  /s/ Glade M. Knight
                                            -----------------------------
                                                    Glade M. Knight,
                                                    President



                  Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   CAPACITY                      DATE

/s/ Glade M. Knight
--------------------                                 Director, Principal           March 27, 1997
Glade M. Knight                                      Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer

---------------------                                Director                      March    , 1997
Ted W. Smith

/s/ Penelope W. Kyle
---------------------                                Director                      March 27, 1997
Penelope W. Kyle

/s/ Bruce H. Matson
---------------------                                Director                      March 27, 1997
Bruce H. Matson

/s/ Lisa B. Kern
---------------------                                Director                      March 26, 1997
Lisa B. Kern





Supplemental information to be furnished with reports filed pursuant to Section
15(d) of the Securities Exchange Act of 1934 by Registrants which have not registered Securities pursuant to Section 12 of that Act

No annual report to security holders for the registrant's fiscal year ended
December 31, 1996 or proxy material has been or will be sent to security holders.





                         Report of Independent Auditors


The Board of Directors and Shareholder of
Apple Residential Income Trust, Inc.

We have audited the accompanying balance sheets of Apple Residential Income
Trust, Inc., as of December 31, 1996 and August 7, 1996 (date of inception). The balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Apple Residential Income Trust
Inc., at December 31, 1996 and August 7, 1996 (date of inception), in conformity with generally accepted accounting principles.




                                                        /s/ Ernst & Young LLP
Richmond, Virginia
March 26, 1997





                      Apple Residential Income Trust, Inc.


                                 Balance Sheets








                                                                                       (Date of
                                                                                       inception)
                                                                 December 31, 1996    August 7, 1996
                                                                --------------------------------------
Assets
Cash                                                                 $       100          $     100
                                                                ======================================

Shareholder's equity Common stock, no par value.
   Authorized 50,000,000 shares;
   Issued and outstanding 10 shares
     (Notes 2 and 5)                                                         100                100
Class B Convertible Stock, no par value.
   Authorized 200,000 shares;
   Issued and outstanding 200,000 (Note 2)                                20,000                  -
Receivable from principal shareholder                                    (20,000)                 -
                                                                --------------------------------------

                                                                     $       100          $     100
                                                                ======================================









See accompanying notes to balance sheet.

                      Apple Residential Income Trust, Inc.

                           Notes to the Balance Sheet

                               December 31, 1996



1. Organization and Summary of Significant Accounting Policies

Organization

Apple Residential Income Trust, Inc. (the "Company") is a Virginia corporation that intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The Company, which has no operating history, was formed to invest primarily in existing residential apartment communities in Texas and southwestern regions of the United States. Initial capitalization occurred on August 7, 1996.

Apple Residential Advisors, Inc. (the "Advisor"), which owns 100% of the outstanding common stock of Apple Residential Income Trust, Inc., is the advisor to the Company and will provide its day-to-day management under a proposed agreement between the Company and the Advisor.

Significant Accounting Policies

Income Taxes

The Company intends to make an election to be treated, and expects to qualify as, a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company's continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Offering of Shares

The Company intends to raise capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

                      Apple Residential Income Trust, Inc.

2. Offering of Shares (continued)

A minimum offering of 1,666,667 shares ($15,000,000) must be sold no later than November 19, 1997, or the offering will terminate and investors' subscription payments, with interest, will be refunded to investors. Pending sale of such minimum offering amount, investors' subscription payments will be placed in an escrow account.

3. Class B Convertible Shares

On November 14, 1996, the Company issued 200,000 shares of Class B Convertible Shares to Mr. Glade Knight, President and Chairman of the Board of the Company, for $.10 per share or $20,000 in aggregate.

There are no dividends payable on the Class B Convertible Shares. On liquidation of the Company, the holder of the Class B Convertible Shares is entitled to a liquidation payment of $.10 per Class B Convertible Share before any distribution of liquidation proceeds to the holders of the Common Shares. Holders of more than two-thirds of the Class B Convertible Shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Class B Convertible Shares or create a new class of stock senior to or on a parity with the Class B Convertible Shares. The Class B Convertible Shares are convertible into Common Shares upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company's assets, stock or business is sold or otherwise transferred, whether through sale, exchange, merger, consolidation, lease, share exchange or otherwise, or (2) the Advisory Agreement with the Advisor is terminated or not renewed, and the Company ceases to use Apple Residential Management Group, Inc. to provide substantially all of its property management services. Upon the occurrence of either triggering event, each Class B Convertible Share is convertible into a number of Common Shares based upon the gross proceeds raised through the date of conversion in the "best efforts" offering according to the following formula:


                                            Number of Common Shares
    Gross Proceeds Raised From             Through Conversion of One
  Sales of Common Shares Through           Class B Convertible Share
        Date of Conversion
------------------------------------      -----------------------------

$50 million------------------------                    1.0
$100 million-----------------------                    2.4
$150 million-----------------------                    4.2
$200 million-----------------------                    6.4
$250 million-----------------------                    8.0


No additional consideration is due upon the conversion of the Class B Convertible Shares. Upon the probable occurrence of a triggering event, the Company will record expense in the statement of operations based on convertibility of the Class B Convertible shares.

4. Organizational and Offering Costs

As of December 31, 1996, affiliates of the Company have incurred on behalf of the Company organizational and offering costs amounting to approximately $522,000. Upon the sale of 1,666,667 Common Shares, the Company will reimburse the affiliates for these organizational and offering costs.

5. Related Parties

The Company has negotiated a Property Management Agreement with Apple Residential Management Group, Inc. ("ARMG") to manage each property to be acquired by the Company for a management fee equal to 5% of gross rental collections, plus reimbursement of certain expenses.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Realty Group ("ARG") to acquire and dispose of real estate assets for the Company. A fee of 2% of the purchase or sale price of the property will be payable for this service.

The Company has entered into an Advisory Agreement with the Apple Residential Advisors, Inc. ("AA") to provide management for the Company and its assets. An annual fee equal to .1% - .25% of total contributions received by the Company will be payable for this service.

Mr. Knight owns 100% of the common stock of ARMG, ARG and AA.

Upon the completion of a public offering of common shares being pursued by Cornerstone Realty Income Trust, Inc., for which Mr. Knight also serves as Chief Executive Officer and Chairman of the Board, Cornerstone will enter into a contract with the Company and subcontracts with Apple Residential Management Group, Inc. and Apple Residential Advisors, Inc. whereby Cornerstone will provide advisory, property management and brokerage services to the Company in exchange for fees and expense reimbursements as described above.

Cornerstone Realty Income Trust, Inc. has a continuing right to own up to 9.8% of the common shares of Apple. In addition, Cornerstone has a right of first refusal to purchase the properties and business of Apple.

6. Stock Incentive Plans

The Company has adopted two stock incentive plans (the "Incentive Plan" and "Directors' Plan") to provide incentives to attract and retain directors, officers and key employees. The plans provide for the grant of options to purchase a specified number of shares of common stock ("Options") or grants of restricted shares of common stock ("Restricted Stock") to selected employees and directors of the Company and certain affiliates. A Compensation Committee ("Committee") will be established to implement and administer the plans. The Committee will be responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and the terms and conditions of Restricted Stock.

7. Subsequent Event

For the period January 1, 1997 through March 21, 1997, the Company closed the sale to investors of 4,643,239 shares (1,666,667 at $9 per share and 2,976,572 at $10 per share) representing gross proceeds to the Company of $44,765,718 and net proceeds after payment of selling commissions and other costs of $40,289,146.

During January 1997, effective January 1, 1997, the Company acquired three apartment communities. Brookfield Apartments, a 232-unit apartment community located in Dallas, Texas, was purchased for $5,458,485. Eagle Crest Apartments, a 484-unit apartment community located in Irving, Texas, was purchased for $15,650,000. Tahoe Apartments, a 240-unit apartment community located in Arlington, Texas, was purchased for $5,690,560. During February, 1997, the Company acquired Mill Crossing Apartments, a 184-unit apartment community located in Arlington, Texas for $4,544,121.

On March 1, 1997 the Company entered into an agreement with a commercial bank to obtain an unsecured revolving line of credit of $10 million. The line of credit expires on March 31, 1998. This agreement allows the Company to finance a portion of the purchase price of property acquisitions. Borrowings under the agreement are evidenced by an unsecured promissory note and bears interest at one-month LIBOR plus 200 basis points. As of March 26, 1997, there have been no borrowings under the agreement.

EXHIBIT INDEX


Exhibit Number                      Description

3.1 Amended and Restated Articles of Incorporation of Apple Residential Income Trust, Inc., as amended. Incorporated by reference to Exhibits 3.1, 3.3 and 3.4 filed with the Commission in the registrant's registration statement on Form S-11, Registration No. 333-10635.


3.2        Bylaws of Apple Residential Income Trust, Inc.*


10.1 Advisory Agreement between Apple Residential Income Trust, Inc. and Apple Residential Advisors, Inc.*


10.2 Form of Property Management Agreement between Apple Residential Income Trust, Inc. and Apple Residential Management Group, Inc.*


10.3 Property Acquisition/Disposition Agreement between Apple Residential Income Trust, Inc. and Apple Realty Group, Inc.*

10.4       Apple Residential Income Trust, Inc. 1996 Incentive Plan.*

10.5 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan.*

10.6       Right of First Refusal Agreement.  Incorporated by reference to
           Exhibit 10.7 filed with the Commission in the registrant's registration statement on Form S-11, Registration No. 333-10635.

28.1 Portions of pages 26 through 34, 37 through 42, 43 through 47 and 47 through 48 of the Prospectus dated November 19, 1997 of Apple Residential Income Trust, Inc. FILED HEREWITH


* Incorporated by reference to the Exhibit of the same number filed with the Commission in the registrant's registration statement on Form S-11, Registration No. 333-10635.