Form 10-Q
period 1997-03-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1997-05-15
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to

                        Commission File Number 33-10635

                      APPLE RESIDENTIAL INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)


                   VIRGINIA                                    54-1816010
         (State or other jurisdiction                        (IRS Employer
       of incorporation or organization)                   Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                                  23219
   (Address of principal executive offices)                    (Zip Code)


                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                (Former name, former address, and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At May 1, 1997, there were outstanding 5,647,570 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                                    Page Number
                                                                    -----------
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Balance Sheets - March 31, 1997
                                 and December 31, 1996                   3

                           Statement of Operations -                     4
                           Three months ended March  31, 1997

                           Statements of Shareholders' Equity-           5
                           Three months ended March 31, 1997

                           Statements of Cash Flows -                    6
                           Three months ended March 31, 1997

                           Notes to Financial Statements                 7

         Item 2.      Management's Discussion and Analysis              11
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                  13

APPLE RESIDENTIAL INCOME TRUST, INC.
BALANCE SHEET (UNAUDITED)


                                                                             March 31,      December 31,
                                                                               1997            1996
                                                                         --------------    -------------
ASSETS

Investment in rental property
Land                                                                       $ 8,686,051                -
Building                                                                    40,821,725                -
Property improvements                                                          130,343                -
Furniture and fixtures                                                          80,257                -
                                                                         --------------    -------------

                                                                            49,718,376               $0
Less accumulated depreciation                                                 (137,689)               -
                                                                         --------------    -------------

                                                                            49,580,687                0
                                                                         --------------    -------------

Cash and cash equivalents                                                    1,383,740              100
Prepaid expenses                                                               132,486                -
Other assets                                                                   738,614                -
                                                                         --------------    -------------

                                                                             2,254,840              100
                                                                         --------------    -------------

                         Total Assets                                      $51,835,527             $100
                                                                         ==============    =============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                              $10,000,000                -
Accounts payable                                                               508,843                -
Accrued expenses                                                               643,364                -
Rents received in advance                                                       19,241                -
Tenant security deposits                                                       214,087                -
                                                                         --------------    -------------
                                                                            11,385,535               $0

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 4,643,249 shares
   and 10 shares                                                            39,893,737              100
Class B convertible stock, no par value.  Authorized
   200,000 shares; issued and outstanding 200,000                               20,000           20,000
Receivable from principal shareholder                                          (20,000)         (20,000)
Net income                                                                     556,255                -
                                                                         --------------    -------------

                                                                            40,449,992              100
                                                                         --------------    -------------

                         Total Liabilities and Shareholders' Equity        $51,835,527             $100
                                                                         ==============    =============

See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF OPERATIONS (UNAUDITED)


                                                                  Three Months
                                                                     Ended
                                                                    March 31,
                                                                      1997
                                                                  ------------
REVENUE:
                         Rental income                            $1,155,766

EXPENSES:
                                 Utilities                            98,538
                                 Repairs and maintenance              59,600
                                 Taxes and insurance                 106,098
                                 Property management fee              60,663
                                 Advertising                          33,475
                                 Other operating expenses             92,970
                                 General and administrative           77,502
                                 Depreciation of real estate         137,689
                                 Amortization                          8,476
                                 Other                                 9,434
                                                                  -----------

                                            Total expenses           684,445
                                                                  -----------

Income before interest income                                        471,321

                                 Interest  income                     84,934
                                                                  -----------

Net income                                                          $556,255
                                                                  ===========

Net income per share                                                   $0.16
                                                                  ===========

Weighted average number of shares outstanding                      3,403,759
                                                                  ===========


See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                Common Stock           Convertible Class B Stock
                                                                                       Net of
                                                                                      receivable                Total
                                          Number                         Number     from principal  Net      Shareholders'
                                         of shares        Amount       of Shares     shareholder    Income      Equity
                                         ---------------------------------------------------------------------------------
Balance at December 31, 1996                    10            $100       200,000          $0           $0          $100

Net proceeds from the sale of shares     4,643,239      39,893,637             -           -            -    39,893,637
Net income                                       -               -             -           -     $422,036       422,036
                                         ---------------------------------------------------------------------------------

Balance at March  31, 1997               4,643,249     $39,893,737       200,000          $0     $422,036   $40,315,773
                                        ==================================================================================

See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                Three Months
                                                                                   Ended
                                                                                 March 31,
                                                                                   1997
                                                                                -----------
Cash flow from operating activities:

   Net income                                                                     $556,255
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                 146,165
     Changes in operating assets and liabilities:

       Prepaid expenses                                                           (132,486)
       Other assets                                                               (747,090)
       Accounts payable                                                            508,843
       Accrued expenses                                                            643,364
       Rent received in advance                                                     19,241
       Tenant security deposits                                                    214,087
                                                                                -----------

                 Net cash provided by operating activities                       1,208,379

Cash flow from investing activities:

   Acquisitions of rental property                                             (49,507,776)
   Capital improvements                                                           (210,600)
                                                                                -----------

                 Net cash used in investing activities                         (49,718,376)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                          10,000,000
   Net proceeds from issuance of shares                                         39,893,637
                                                                                -----------

                 Net cash provided by financing activities                      49,893,637

                 Increase  in cash and cash equivalents                          1,383,640

Cash and cash equivalents, beginning of year                                           100
                                                                                -----------

                                           Cash and cash equivalents,
                                           end of period                        $1,383,740
                                                                                ===========


See accompanying notes to financial statements.

                      APPLE RESIDENTIAL INCOME TRUST, INC
                   Notes to Financial Statements (Unaudited)

                                 March 31, 1997

(1) General Information and Summary of Significant Accounting Policy

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K.

         The Company was formed in August, 1996. Operations commenced in January, 1997.

         During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the three month period ended March 31, 1997 according to the new statements would not change from the reported amounts.


         Cash and Cash Equivalents:

         Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

         Investment in Rental Property

         The Company records impairment losses on rental property used in the operations if indicators of impairment are present and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value and its carrying value.

         The investment in rental property is recorded at the lower of depreciated cost or fair value and includes real estate brokerage commissions paid to Apple Realty Group, a related party, for purchase prior to March 1, 1997, and Cornerstone Realty Income Trust, Inc. after March 1, 1997.

         Income Recognition

         Rental, interest and other income are recorded on an accrual basis. The Company's properties are leased under operating leases that, typically, have terms that do not exceed one year.

         Advertising Costs

         Costs incurred for the production and distribution of advertising are expensed as incurred.

         Income Per Share

         Net income per share is computed based upon the weighted average number of shares outstanding during the year. Potentially dilutive securities are not included since their inclusion would not materially dilute net income per share.


  (2)  Notes Payable

         On March 1, 1997, the Company entered into an agreement with a commercial bank to obtain an unsecured revolving line of credit of $10 million. The line of credit expires on March 31, 1998. Borrowings under the agreement are evidenced by an unsecured promissory note and bears interest at one-month LIBOR plus 200 basis points. As of March 31, 1997 the interest rate on the unsecured line of credit was 7.6875%.

         The Company borrowed $10,000,000 on March 31, 1997 in conjunction with property acquisitions against the line of credit. In April 1997, the Company repaid $8,500,000 with proceeds from the additional sale of shares..

(3)  Common Stock

         The Company received gross proceeds of $44,765,718 ($39,893,637) net of selling commissions and other offering expenses from the sale of 4,643,239 shares for the three months ended March 31, 1997. As of March 31, 1997, David Lerner Associates, Inc. has earned a total of $4,476,572 in connection with the offering of the Company's shares. The Company provides an Additional Share Option to the shareholders to reinvest distributions in the purchase of additional shares of the Company. As of March 31, 1997, no funds had been reinvested.

         No distributions were made during the quarter ended March 31, 1997.

(4)  Related Parties

         Prior to February 28, 1997, the Company had contracted with Apple Residential Management Group, Inc. (The "Management Company") to manage the acquired properties, Apple Residential Advisors, Inc. (The "Advisor") to advise and provide the Company with day to day management, and Apple Realty Group, Inc. to acquire and dispose of real estate assets held by the Company. The Company paid the Management Company a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $61,135. The Company paid the Advisors a fee equal to .1% to .25% of total contributions received by the Company in the amount of $13,585. The Company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,863.

         During March 1, 1997, with the approval of the Company, Cornerstone Realty Income Trust Inc. ("Cornerstone"), for which Mr. Knight also serves as Chief Executive Officer and Chairman of the Board, entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone will provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above.

         Effective March 1, 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone will be entitled to a real estate commission equal to 2% of the gross purchase price of the Company's properties. As of March 31, 1997, Cornerstone had earned approximately $102,242 (net of expenses) for all of the subcontracted and acquired services.

         During the quarter, the Company granted Cornerstone a continuing right to own up to 9.8% of the common shares of the Company at the market price, net of selling commissions.. Cornerstone committed to purchase shares of the Company for approximately $3.8 million which represented approximately 9.5% of the total common shares of the Company outstanding as of March 1, 1997. In April 1997, Cornerstone purchased 417,777 common shares of the Company. Cornerstone intends to make quarterly evaluations with the approval of their board of directors to purchase additional common shares of the Company as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of the Company.

(5)  Subsequent Events

         In April, 1997, the Company distributed to its shareholders approximately $680,821 (20 cents per share) of which approximately $445,114 was reinvested in the purchase of additional shares through the Additional Share Option. In April 1997, the Company closed the sale to investors of 542,066 shares at $10 per share representing net proceeds to the Company of $4,878,599.

         In April, 1997, the Company purchased The Arbors at Forest Ridge a 210-unit apartment community located in Bedford, Texas for $7,748,907.

(6)  Acquisitions (unaudited)

         The following unaudited pro forma information for the three months ended March 31, 1997 is presented as if (a) the Company had owned the properties listed below on January 1, 1997, (b) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and (c) the Company had used proceeds from its best efforts offering to acquire the properties. The Company had no operations prior to December 31, 1996. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1997 nor does it purport to represent the results of operations for future periods.

                                              Three Months
                                                  Ended
                                                3/31/97

         Rental Income                          $1,231,461

         Net Income                             $  566,772

         Net Income Per Share                         $.16

         The pro forma information reflects adjustments for the actual rental income and rental expenses of Brookfield, Eagle Crest, Tahoe and Mill Crossing Apartments for periods in 1997 prior to their acquisitions by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% annual gross proceeds of common stock raised; and (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         There was a significant change in the Company's liquidity during the quarter ended March 31, 1997. During the quarter, the Company closed the sale to investors of 4,643,239 shares (1,666,667 at $9 per share and 2,976,572 at $10 per share) representing gross proceeds to the Company of $44,765,718 and net proceeds after payment of selling commissions and other costs of $39,893,637. The Company capitalized $210,600 of improvements to its various properties during the quarter. It is anticipated that some $1,874,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

         During the quarter ended March 31, 1997, the Company made seven acquisitions of residential rental properties as follows:

Property Name             Date Acquired  Units   Purchase Price   Location
-------------             -------------  -----   --------------   --------
Brookfield Apartments     January 1997   223     $ 5,458,485      Dallas, TX
Eagle Crest Apartments    January 1997   484     $15,650,000      Irving, TX
Tahoe Apartments          January 1997   240     $ 5,690,560      Arlington, TX
Mill Crossing Apartments  February 1997  184     $ 4,544,121      Arlington, TX
Wildwood Apartments       March 1997     120     $ 3,963,519      Euless, TX
Toscana Apartments        March 1997     192     $ 5,854,531      Dallas, TX
Polo Run Apartments       March 1997     224     $ 6,858,974      Arlington, TX


         The balance on the line of credit as of March 31, 1997 was $10,000,000. In April 1997, the Company repaid $8,500,000 of the balance and expects to repay the balance within sixty days. This is consistent with the Company's long term business objective to hold its properties on an unleveraged basis.

         Cash and cash equivalents totaled $1,383,740 at March 31, 1997.

         While the Company is always assessing potential acquisitions, no material commitments existed on May 1, 1997 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds have been raised in conjunction with the acquisition of properties to fund capital expenditures for currently held properties. In addition, the Company will acquire new properties as funds are available.

         The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

         The Company's capital resources are expected to grow with the continued sale of its shares and through operations.


RESULTS OF OPERATIONS

         As operations of the Company began in January 1997, a comparison of the quarter ended March 31, 1997 and 1996 would not be meaningful. The Company's property operations for the three months ended March 31, 1997 reflect the operations of the Company's seven acquisitions from their respective acquisition dates. For the three months ended March 31, 1997, rental income was $1,155,766.

         The economic occupancy levels for the Company's properties averaged 92% at the end of the three months ended March 31, 1997. Overall, average rental rates for the portfolio was $516 per month for the three months ended March 31, 1997.

         The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three months ended March 31, 1997 was $84,934.

         Total expenses for the first three months was $684,445 in 1997. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 40% for the three months ended March 31, 1997. General and administrative expenses totaled 7% of total rental income for the three months ended March 31, 1997. This percentage is expected to further decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. Depreciation expense for the quarter ended March 31, 1997 was $137,689.

         The Company does not believe that inflation had any significant impact on the operation of the Company during the three months ended March 31, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - None


   (b)   Reports on Form 8-K

            The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 1997, the items reported and the financial statements included in such filings.

         Type and Date
         of Reports           Items Reported        Financial Statements Filed
         ----------           --------------        --------------------------
         Form 8-K dated       2, 7(e)               None
         January 28, 1997


         Form 8-K dated       2,7(c)                None
         February 21, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Apple Residential Income Trust, Inc.
                      ------------------------------------
                                  (Registrant)



DATE:   5/15/97                          BY:  /s/ Stanley J. Olander
     --------------------------               ----------------------
                                              Stanley J. Olander
                                              Vice President and Treasurer