Form 10-Q
period 1997-06-30
APPLE RESIDENTIAL INCOME TRUST INC
filed 1997-08-14
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to

                        Commission File Number 333-10635

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

                                 Not Applicable
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 1, 1997, there were outstanding 7,086,665 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                           Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                     Balance Sheets - June 30, 1997              3
                                 and December 31, 1996

                     Statements of Operations -                  4
                             Three months ended June 30, 1997
                             Six  months  ended June 30, 1997

                     Statement of Shareholders' Equity-          5
                           Six months ended June 30, 1997

                     Statement of Cash Flows -                   6
                           Six months ended June 30, 1997

                     Notes to Financial Statements               7

         Item 2.      Management's Discussion and Analysis      11
                      of  Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K           13

APPLE RESIDENTIAL INCOME TRUST, INC.
BALANCE SHEETS  (UNAUDITED)


                                                                      June 30,       December 31,
                                                                        1997             1996
                                                                   -------------    ----------
ASSETS

Investment in Rental Property
Land ............................................................   $ 10,338,514            --
Building ........................................................     56,431,640            --
Property improvements ...........................................      1,167,914            --
Furniture and fixtures ..........................................         87,385            --
                                                                    ------------    ------------

                                                                      68,025,453            --
Less accumulated depreciation ...................................       (443,341)           --
                                                                    ------------    ------------

                                                                      67,582,112            --
                                                                    ------------    ------------

Cash and cash equivalents .......................................        932,613             100
Prepaid expenses ................................................        144,540            --
Other assets ....................................................        201,521            --
                                                                    ------------    ------------

                                                                       1,278,674             100
                                                                    ------------    ------------

Total Assets ....................................................   $ 68,860,786    $        100
                                                                    ============    ============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Short-term notes payable ........................................   $ 10,000,000            --
Accounts payable ................................................        276,966            --
Accrued expenses ................................................        819,170            --
Rents received in advance .......................................          3,772            --
Tenant security deposits ........................................        334,029            --
                                                                    ------------    ------------
                                                                      11,433,938            --

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 6,538,267 shares
   and 10 shares, respectively ..................................     56,720,606             100
Class B convertible stock, no par value.  Authorized
   200,000 shares; issued and outstanding 200,000 ...............         20,000          20,000
Receivable from principal shareholder ...........................        (20,000)        (20,000)
Net income greater than distributions ...........................        706,242             --
                                                                    ------------    ------------

                                                                      57,426,848             100
                                                                    ------------    ------------

Total Liabilities and Shareholders' Equity ......................    $68,860,786    $        100
                                                                    ============    ============


See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENTS  OF OPERATIONS (UNAUDITED)





                                                                 Three Months                  Six Months
                                                                     Ended                       Ended
                                                                   June 30,                     June 30,
                                                                     1997                         1997
                                                                 --------------------      --------------------
REVENUE:
                  Rental income ................................          $2,826,712                $3,982,478

EXPENSES:
                        Utility expenses .......................             312,314                   410,852
                        Repairs and maintenance ................             204,696                   264,296
                        Taxes and insurance ....................             472,857                   578,955
                        Property management ....................             135,790                   196,453
                        Advertising ............................              72,528                   106,003
                        General and administrative .............             121,815                   199,317
                        Amortization expense ...................               8,484                    16,960
                        Depreciation of rental property ........             305,652                   443,341
                        Other operating expenses ...............             221,378                   323,782
                                                                 --------------------      --------------------

                                        Total expenses .........           1,855,514                 2,539,959
                                                                 --------------------      --------------------

Income before interest income (expense) ........................             971,198                 1,442,519

   Interest income .............................................               4,607                    88,541
   Interest expense ............................................            (144,336)                 (144,336)
                                                                 --------------------      --------------------

Net income .....................................................            $831,469                $1,386,724
                                                                 ====================      ====================

Net income per share ...........................................               $0.15                     $0.31
                                                                 ====================      ====================

Weighted average number of shares outstanding ..................           5,458,096                 4,430,927
                                                                 ====================      ====================

Distributions per share ........................................       -                    $             0.20
                                                                 ====================      ====================



See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                  Common Stock           Convertible Class B Stock
                                                                                       Net of            Net
                                                                                    receivable         income          Total
                                               Number                       Number  from principal    greater than   Shareholders'
                                              of Shares      Amount      of Shares   shareholder     distributions      Equity
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1996 ................        10   $        100        200,000   $        0   $     --     $        100

Net proceeds from the sale of shares ........ 6,076,001     52,560,209           --             --         --       52,560,209
Net income ..................................      --             --             --             --   $1,386,724      1,386,724
Cash distributions paid to
     shareholders ($.20 per share) ..........      --             --             --             --     (680,482)      (680,482)
Shares issued to Cornerstone
      Realty Income Trust, Inc. .............   417,778      3,760,000           --             --         --        3,760,000
Shares issued through Additional Share Option    44,478        400,297           --             --         --          400,297
                                             ----------------------------------------------------------------------------------
Balance at June 30, 1997 .................... 6,538,267   $ 56,720,606   $    200,000   $          0   $706,242    $57,426,848
                                             ==================================================================================



See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      Six Months
                                                                        Ended
                                                                       June 30,

                                                                      ----------
Cash flows from operating activities:

   Net income ....................................................    $1,386,724
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...............................       460,301
     Changes in operating assets and liabilities:
       Prepaid expenses ..........................................      (144,540)
       Other assets ..............................................      (218,481)
       Accounts payable ..........................................       276,966
       Accrued expenses ..........................................       819,170
       Rent received in advance ..................................         3,772
       Tenant security deposits ..................................       334,029
                                                                     -----------

                        Net cash provided by  operating activities     2,917,942

Cash flows from investing activities:

   Acquisitions of rental property ...............................   (66,770,154)
   Capital improvements ..........................................    (1,255,299)
                                                                     -----------

                        Net cash used in investing activities ....   (68,025,453)

Cash flows from financing activities:

   Proceeds from short-term borrowings ...........................    26,540,000
   Repayments of short-term borrowings ...........................   (16,540,000)
   Net proceeds from issuance of shares ..........................    56,720,606
   Cash distributions paid to shareholders .......................      (680,482)
                                                                     -----------

                        Net cash provided by financing activities     66,040,124

                        Increase  in cash and cash equivalents ...       932,613

Cash and cash equivalents, beginning of year .....................          --
                                                                     -----------
                                        Cash and cash equivalents,
                                        end of period ............     $ 932,613
                                                                     ===========



See accompanying notes to financial statements

                       APPLE RESIDENTIAL INCOME TRUST, INC
                    Notes to Financial Statements (Unaudited)

                                  June 30, 1997

(1)    General Information and Summary of Significant Accounting Policies

       Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K.

       The Company was formed in August, 1996. Operations commenced in January, 1997.

       During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the six month period ended June 30, 1997 according to the new statements would not change from the reported amounts.

       Cash and Cash Equivalents:

       Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value.

       Investment in Rental Property

       The Company records impairment losses on rental property used in the operations if indicators of impairment are present and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value and its carrying value.

       The investment in rental property is recorded at depreciated cost and includes real estate brokerage commissions paid to an affiliated company Apple Realty Group for purchase prior to March 1, 1997, and Cornerstone Realty Income Trust, Inc. after March 1, 1997.

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


(2)    Notes Payable

       On March 1, 1997, the Company entered into an agreement with a commercial bank for an unsecured revolving line of credit of $10 million. The line of credit expires on March 31, 1998. During August, 1997, the Company increased its unsecured line of credit to $20 million. Borrowings under the agreement are evidenced by an unsecured promissory note and bear interest at one-month LIBOR plus 200 basis points. As of June 30, 1997 the interest rate on the unsecured line of credit was 7.6875%.

       The outstanding balance on the line of credit was $10 million on June 30, 1997.

       In July 1997, the Company repaid $3,500,000 of the line of credit with proceeds from the additional sale of shares.

(3)    Common Stock

       The Company received gross proceeds of $59,538,116 ($52,960,506 net of selling commissions and other offering expenses) from the sale of 6,120,479 shares for the six months ended June 30, 1997. The Company provides an Additional Share Option to the shareholders to reinvest distributions in the purchase of additional shares of the Company which is included in the gross and net proceeds from the sale of shares above. As of June 30, 1997, $444,775 (net proceeds of $400,297) has been reinvested.

       In April, 1997, the Company distributed to its shareholders approximately $680,821 (20 cents per share) of which approximately $445,114 was reinvested in the purchase of additional shares through the Additional Share Option.





(4)    Related Parties

       Prior to March 1, 1997, the Company had contracted with Apple Residential Management Group, Inc. (The "Management Company") to manage the acquired properties, Apple Residential Advisors, Inc. (The "Advisor") to advise and provide the Company with day to day management, and Apple Realty Group, Inc. to acquire and dispose of real estate assets held by the Company. The Company paid the Management Company a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $61,135. The Company paid the Advisor a fee equal to .1% to .25% of total contributions received by the Company in the amount of $13,585. The Company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,863.

       Effective March 1, 1997, with the approval of the Company, Cornerstone Realty Income Trust Inc. ("Cornerstone"), for which Glade M. Knight (Chief Executive Officer and Chairman of the Board of the Company) entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone will provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above.

       Effective March 1, 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone will be entitled to a real estate commission equal to 2% of the gross purchase price of the Company's properties. As of June 30, 1997, Cornerstone had earned approximately $902,706 for all of the subcontracted and acquired services.

       During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions. Cornerstone committed to purchase shares of the Company for approximately $3.76 million which represented approximately 9.5% of the total common shares of the Company outstanding as of March 1, 1997. In April 1997, Cornerstone purchased 417,777 common shares of the Company. Cornerstone intends to make quarterly evaluations with the approval of its board of directors to purchase additional common shares of the Company as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of the Company, if such additional purchases are deemed by the Cornerstone board of directors to be in the best interests of Cornerstone and its shareholders.

(5)    Subsequent Events

       During July 1997, the Company distributed to its shareholders approximately $1,044,048 (20.1 cents per share) of which approximately $674,537 was reinvested in the purchase of additional shares through the Additional Share Option. The Company also closed the sale to investors of 480,955 shares at $10 per share representing net proceeds to the Company of $4,328,598.

       During August 1997, the Company purchased River Hill Apartments, a 192-unit apartment community for $7,275,000 and Chaparosa Apartments, a 170-unit apartment community for $5,825,000 using the line of credit. Both apartment communities are located in Irving, TX.

(6)    Acquisitions (unaudited)




       The following unaudited pro forma information for the six months ended June 30, 1997 is presented as if (a) the Company had owned the properties referred to below on January 1, 1997, (b) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and (c) the Company had used proceeds from its best efforts offering to acquire the properties. The Company had no operations prior to December 31, 1996. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.


                                     Six Months
                                       Ended
                                      6/30/97
                                      -------

         Rental Income              $6,776,178

         Net Income                 $2,431,865

         Net Income Per Share       $      .37

         The pro forma information reflects adjustments for the actual rental income and rental expenses of Brookfield, Eagle Crest, Tahoe, Mill Crossing, Toscana, Polo Run, Wildwood, The Arbors and Paces Cove Apartments for the periods in 1997 prior to their acquisitions by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% annual gross proceeds of common stock raised; and (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company closed the sale to investors of 6,120,479 shares representing gross proceeds to the Company of $59,538,116 and net proceeds after payment of selling commissions and other costs of $52,960,506. The Company capitalized $1,255,299 of improvements to its various properties as of June 30, 1997. It is anticipated that some $2,000,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

         During the quarter ended June 30, 1997, the Company made two acquisitions of residential rental property as follows:


         Property Name              Date Acquired       Units      Purchase Price          Location
         -------------              -------------       -----      --------------          --------
         The Arbors Apartments      April 1997           210        $7,748,907            Bedford, TX
         Paces Cove Apartments      June 1997            328        $9,277,355            Dallas, TX


         During the six months ended June 30, 1997, the Company borrowed $26,540,000 against the line of credit in conjunction with property acquisitions and repaid $16,540,000 of the balance. The balance on the line of credit as of June 30, 1997 was $10,000,000. In July 1997, the Company repaid $3,500,000 of the balance and expects to repay the balance within sixty days. This is consistent with the Company's long term business objective to hold its properties on an unleveraged basis.

         Cash and cash equivalents totaled $932,613 at June 30, 1997.

         While the Company is always assessing potential acquisitions, no material commitments existed on August 10, 1997 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds have been raised in conjunction with the acquisition of properties to fund capital expenditures for currently held properties. In addition, the Company will acquire new properties as funds are available.

         The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

         The Company's capital resources are expected to grow with the continued sale of its shares and through operations.

Results of Operations

         As operations of the Company began in January 1997, a comparison of the three months or six months ended June 30, 1997 and 1996 is not possible. The Company's property operations for the six months ended June 30, 1997 reflect the operations of the Company's nine acquisitions from their respective acquisition dates. Rental income for the three and six months ended June 30, 1997 was $3,982,478 and $2,826,712, respectively.

         The economic occupancy levels for the Company's properties averaged 94% at the end of the three and six months ended June 30, 1997. Overall, the average rental rates for the portfolio was $540 per month for the six months ended June 30, 1997 and $520 for the three months ended June 30, 1997.

         The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three and six months ended June 30, 1997 was $88,541 and $4,607, respectively.

         Total expenses for the six months ended June 30, 1997 was $2,539,959 and $1,855,514 for the three months ended June 30, 1997. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 47% for the six months ended June 30, 1997 versus 50% for the three months ended June 30, 1997. General and administrative expenses totaled 5% of total rental income for the six months ended June 30, 1997 and 4% for the three months ended June 30, 1997. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. Depreciation expense for the six months ended June 30, 1997 was $443,341 and $305,652 for the three months ended June 30, 1997.

         The Company does not believe that inflation had any significant impact on the operation of the Company during the six months ended June 30, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits - None


   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1997, the items reported and the financial statements included in such filings.


Type and Date of Reports            Items Reported                         Financial Statements Filed
------------------------            --------------                        ----------------------------
Form 8-K dated                          2                                               None
March 31, 1997

Form 8-K dated                          2                                               None
April 25, 1997

Form 8-K/A (date of  Original           7(a),(b) and (c)                       Historical  Statement  of Income and
Report January 28, 1997)                                                       Direct  Operating  Expenses  of Eagle
                                                                               Crest Apartments for the twelve months
                                                                               ended December 31, 1996.


                                                                               Historical Statement of Income and
                                                                               Direct Operating Expenses of Brookfield
                                                                               Apartments for the twelve months ended
                                                                               December 31, 1996.


                                                                               Historical Statement of Income and
                                                                               Direct Operating Expenses of Tahoe
                                                                               Apartments for the twelve months ended
                                                                               December 31, 1996.

Form 8-K/A (date of  Original   7 (a)                                          Historical  Statement  of Income and
Report: February 21, 1997)                                                     Direct  Operating  Expenses  of  Mill
                                                                               Crossing Apartments for the twelve
                                                                               months ended January 31, 1997.

Form 8-K/A (date of  Original   7 (a), (b) and (c)                             Historical  Statement of Income and
March 31, 1997)                                                                Direct  Operating  Expenses  of  Polo
                                                                               Run Apartments for the twelve months
                                                                               ended February 28, 1997.


                                                                               Historical Statement of Income and
                                                                               Direct Operating Expenses of Wildwood
                                                                               Apartments for the twelve months ended
                                                                               February 28, 1997.


                                                                               Historical Statement of Income and
                                                                               Direct Operating Expenses of Toscana
                                                                               Apartments for the twelve months ended
                                                                               February 28, 1997.

Form 8-K/A (date of  Original   7 (a)                                          Historical  Statement  of Income and
Report: April 25, 1997)                                                        Direct  Operating   Expenses  of  The
                                                                               Arbors Apartments for the twelve months
                                                                               ended February 28, 1997.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Apple Residential Income Trust, Inc.
                                  (Registrant)



DATE:    8-14-97                   BY:       /s/ Stanley J. Olander
         -------                   ---------------------------------------
                                   Stanley J. Olander
                                    Vice President and Treasurer