Form 10-Q
period 1997-09-30
APPLE RESIDENTIAL INCOME TRUST INC
filed 1997-11-14
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 1997, there were outstanding 10,023,044 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)
                         Balance Sheets - September 30, 1997
                                 and December 31, 1996                          3

                      Statements of Operations -
                          Three months ended September 30, 1997
                                Nine months ended September 30, 1997            4

                      Statement of Shareholders' Equity-
                           Nine months ended September 30, 1997                 5

                      Statement of Cash Flows -
                           Nine months ended September 30, 1997                 6

                      Notes to Financial Statements                             7


         Item 2.      Management's Discussion and Analysis                     11
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

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K

BALANCE SHEETS (UNAUDITED)
APPLE RESIDENTIAL INCOME TRUST, INC.

                                                                  September 30,              December 31,
                                                                       1997                      1996
                                                                --------------------       -------------------
ASSETS

Investment in Rental Property
Land                                                                    $13,504,976               -
Building                                                                 67,365,012               -
Property improvements                                                     1,683,878               -
Furniture and fixtures                                                      489,322               -
                                                                --------------------       -------------------

                                                                         83,043,188               -
Less accumulated depreciation                                            (1,086,111)              -
                                                                --------------------       -------------------

                                                                         81,957,077               -

Cash and cash equivalents                                                 1,350,305                       100
Prepaid expenses                                                            161,391               -
Other assets                                                                561,464               -
                                                                --------------------       -------------------

                                                                          2,073,160                       100
                                                                --------------------       -------------------

                                                                        $84,030,237                      $100
                                                                ====================       ===================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                            $5,132,702               -
Accounts payable                                                            411,069               -
Accrued expenses                                                          1,647,832               -
Rents received in advance                                                    25,969               -
Tenant security deposits                                                    371,794               -
                                                                --------------------       -------------------
                                                                          7,589,366               -

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 8,676,784 shares
   and 10 shares, respectively                                           76,005,921                       100
Class B convertible stock, no par value.  Authorized
   200,000 shares:  issued and outstanding 200.000                           20,000                    20,000
Receivable from principal shareholder                                       (20,000)                  (20,000)
Net income greater than distributions                                       434,950               -
                                                                --------------------       -------------------

                                                                         76,440,871                       100
                                                                --------------------       -------------------

                                                                        $84,030,237                      $100
                                                                ====================       ===================










See accompanying notes to financial statements.

                      APPLE RESIDENTIAL INCOME TRUST, INC
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                              1997                          1997
                                                                      ---------------------         ----------------------
REVENUE:

                   Rental income                                                $3,789,266                     $7,771,744

EXPENSES:
                         Utility expenses                                          385,718                        796,570
                         Repairs and maintenance                                   317,500                        581,796
                         Taxes and insurance                                       597,227                      1,176,182
                         Property management                                       207,026                        403,479
                         Advertising                                                88,782                        194,785
                         General and administrative                                192,520                        391,837
                         Amortization                                                8,484                         25,444
                         Depreciation of rental property                           642,770                      1,086,111
                         Other operating expenses                                  278,735                        602,517
                                                                      ---------------------         ----------------------

                                            Total expenses                       2,718,762                      5,258,721
                                                                      ---------------------         ----------------------

Income before other income (expense)                                             1,070,504                      2,513,023

   Interest and investment income                                                   19,043                        107,584
   Interest expense                                                               (232,818)                      (377,154)
                                                                      ---------------------         ----------------------

Net income                                                                        $856,729                     $2,243,453
                                                                      =====================         ======================

Net income per share                                                                 $0.12                          $0.44
                                                                      =====================         ======================

Weighted average number of shares outstanding                                    7,135,536                      5,053,423
                                                                      =====================         ======================





See accompanying notes to financial statements.








                  STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      APPLE RESIDENTIAL INCOME TRUST, INC.


                                                                     Common Stock


                                                                            Number
                                                                          of Shares              Amount
                                                                     ---------------------------------------
Balance at December 31, 1996                                                    10                  $100

Net proceeds from the sale of shares                                     8,147,064            71,238,441
Net income                                                                       -                     -
Cash distributions declared to shareholders ($.401  per share)                   -                     -
Shares issued to Cornerstone Realty Income Trust, Inc.                     417,778             3,760,000
Shares issued through Additional Share Option                              111,932             1,007,380
                                                                     ---------------------------------------

Balance at September 30, 1997                                            8,676,784           $76,005,921
                                                                     =======================================




                                                                      Convertible Class B Stock
                                                                                        Net of             Net
                                                                                      receivable          income         Total
                                                                        Number      from principal     greater than   Shareholders'
                                                                      of Shares       shareholder     distributions      Equity
                                                                    ----------------------------------------------------------------
Balance at December 31, 1996                                           200,000             $0               $0                $ 100

Net proceeds from the sale of shares                                    -                -                -              71,238,441
Net income                                                              -                -           2,243,453            2,243,453
Cash distributions declared to shareholders ($.401  per share)          -                -          (1,808,503)          (1,808,503)
Shares issued to Cornerstone Realty Income Trust, Inc.                  -                -                -               3,760,000
Shares issued through Additional Share Option                           -                -                -               1,007,380
                                                                    ----------------------------------------------------------------

Balance at September 30, 1997                                         200,000             $0          $434,950           76,440,871
                                                                    ================================================================



See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          Nine  Months Ended
                                                                           September 30,
                                                                                1997
                                                                          -------------------
Cash flow from operating activities:
   Net income                                                                     $2,243,453
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                 1,111,555
     Changes in operating assets and liabilities:
       Prepaid expenses                                                             (161,391)
       Other assets                                                                 (586,908)
       Accounts payable                                                              411,069
       Accrued expenses                                                            1,647,832
       Rent received in advance                                                       25,969
       Tenant security deposits                                                      371,794
                                                                          -------------------

                         Net cash provided by  operating activities                5,063,373

Cash flow from investing activities:

   Acquisitions of rental property                                               (80,869,988)
   Capital improvements                                                           (2,173,200)
                                                                          -------------------

                         Net cash used in investing activities                   (83,043,188)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                            39,640,000
   Repayments of short-term borrowings                                           (34,507,298)
   Net proceeds from issuance of shares                                           76,005,821
   Increase (decrease) in commissions payable to underwriters                    -
   Cash distributions paid to shareholders                                        (1,808,503)
                                                                          -------------------

                         Net cash provided by financing activities                79,330,020

                         Increase  in cash and cash equivalents                    1,350,205

Cash and cash equivalents, beginning of year                                             100
                                                                          -------------------

                                            Cash and cash equivalents,
                                            end of period                         $1,350,305
                                                                          ===================






See accompanying notes to financial statements

                       APPLE RESIDENTIAL INCOME TRUST, INC
                    Notes to Financial Statements (Unaudited)

                               September 30, 1997

(1)    General Information and Summary of Significant Accounting Policies

       Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K.

       The Company was formed in August, 1996. Operations commenced in January, 1997.

       During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the nine month period ended September 30, 1997 according to the new statements would not change from the reported amounts.

       In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 in 1998. SFAS No. 131 will not have any impact on the financial results or financial condition of the Company, but will result in certain in required disclosures of segment reporting.

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


(2)    Notes Payable

       On March 1, 1997, the Company entered into an agreement with a commercial bank for an unsecured revolving line of credit of $10 million. The line of credit expires on March 31, 1998. During August, 1997, the Company increased its unsecured line of credit to $20 million. Borrowings under the agreement are evidenced by an unsecured promissory note and bear interest at one-month LIBOR plus 200 basis points. As of September 30, 1997 the interest rate on the unsecured line of credit was 7.6875% and the outstanding balance was approximately $5.1 million. In October 1997, the Company repaid the full outstanding balance of the line of credit with proceeds from the additional sale of shares.

(3)    Related Parties


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

       Effective March 1, 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone will be entitled to a real estate commission equal to 2% of the gross purchase price of the Company's properties. As of September 30, 1997, Cornerstone had earned approximately $1,476,041 for all of the subcontracted and acquired services.

       During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions. Cornerstone committed to purchase shares of the Company at $9 per share for approximately $3.76 million which represented approximately 9.5% of the total common shares of the Company outstanding as of March 1, 1997. In April 1997, Cornerstone purchased 417,777 common shares of the Company. Cornerstone intends to make periodic evaluations with the approval of its board of directors to purchase additional common shares of the Company as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of the Company, if such additional purchases are deemed by the Cornerstone board of directors to be in the best interests of Cornerstone and its shareholders.

(4)    Subsequent Events

       During October 1997, the Company distributed to its shareholders approximately $1,356,204 (20.2 cents per share) of which approximately $855,613 was reinvested in the purchase of additional shares through the Additional Share Option. The Company also closed the sale to investors of 1,346,262 shares at $10 per share representing net proceeds to the Company of $12,116,361.

(5)    Acquisitions (unaudited)

       The following unaudited pro forma information for the nine months ended September 30, 1997 is presented as if (a) the Company had owned the properties referred to below on January 1, 1997, (b) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and
       (c) the Company had used proceeds from its best efforts offering to acquire the properties. The Company had no operations prior to December 31, 1996. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                    Nine Months
                                      Ended
                                     9/30/97

         Rental Income              $12,259,452

         Net Income                 $ 3,615,983

         Net Income Per Share       $       .45

         The pro forma information reflects adjustments for the actual rental income and rental expenses of Brookfield, Eagle Crest, Tahoe, Mill Crossing, Toscana, Polo Run, Wildwood, The Arbors , Paces Cove, Chaparosa and River Hill Apartments for the periods in 1997 prior to their acquisitions by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% annual gross proceeds of common stock raised; and (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company closed the sale to investors of 8,258,996 shares representing gross proceeds to the Company of $80,923,281 and net proceeds after payment of selling commissions and other costs of $72,245,821. The Company capitalized $2,173,200 of improvements to its various properties as of September 30, 1997. It is anticipated that some $3,000,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

         During 1997, the Company made ten acquisitions of residential rental property as follows:


         Property Name              Date Acquired                 Units     Purchase Price       Location
         -------------              -------------                 -----     --------------       --------
         Brookfield Apartments      January 1997                  223       $5,458,485           Dallas, TX
         Eagle Crest Apartments     January 1997                  484       $15,650,000          Irving, TX
         Tahoe Apartments           January 1997                  240       $5,690,560           Arlington, TX
         Mill Crossing Apartments   February 1997                 184       $4,544,121           Arlington, TX
         Wildwood Apartments        March 1997                    120       $3,963,519           Euless, TX
         Toscana Apartments         March 1997                    192       $5,854,531           Dallas, TX
         Polo Run Apartments        March 1997                    224       $5,854,531           Arlington, TX
         The Arbors Apartments      April 1997                    210       $7,748,907           Bedford, TX
         Paces Cove Apartments      June 1997                     328       $9,277,355           Dallas, TX
         Chaparosa Apartments       August 1997                   170       $5,825,000           Irving, TX
         River Hill Apartments      August 1997                   192       $7,275,000           Irving, TX


         During the nine months ended September 30, 1997, the Company borrowed $39,640,000 against the line of credit in conjunction with property acquisitions and repaid $34,507,298 of the balance. The balance on the line of credit as of September 30, 1997 was $5,132,702. In October 1997, the Company repaid this outstanding balance. This is consistent with the Company's long term business objective to hold its properties on an unleveraged basis.

         Cash and cash equivalents totaled $1,350,305 at September 30, 1997.

         While the Company is always assessing potential acquisitions, no material commitments existed on November 1, 1997 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds have been raised in conjunction with the acquisition of properties to fund capital expenditures for currently held properties. In addition, the Company will acquire new properties as funds are available.

         The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

         The Company's capital resources are expected to grow with the continued sale of its shares and through operations.

Results of Operations

         As operations of the Company began in January 1997, a comparison of the three months or nine months ended September 30, 1997 and 1996 is not possible. The Company's property operations for the nine months ended September 30, 1997 reflect the operations of the Company's eleven acquisitions from their respective acquisition dates. Rental income for the three and nine months ended September 30, 1997 was $3,789,266 and $7,771,744, respectively.

         The economic occupancy levels for the Company's properties averaged 92% at the end of the three months and 93% for the nine months ended September 30, 1997. Overall, the average rental rates for the portfolio was $525 per month for the nine months ended September 30, 1997 and $539 for the three months ended September 30, 1997.

         The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three and nine months ended September 30, 1997 was $19,043 and $107,584, respectively.

         Total expenses for the nine months ended September 30, 1997 was $5,258,721 and $2,718,762 for the three months ended September 30, 1997. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 48% for the nine months ended September 30, 1997 versus 49% for the three months ended September 30, 1997. General and administrative expenses totaled 5% of total rental income for the three and nine months ended September 30, 1997. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. Depreciation expense for the nine months ended September 30, 1997 was $1,086,111 and $642,770 for the three months ended September 30, 1997.

         The Company does not believe that inflation had any significant impact on the operation of the Company during the nine months ended September 30, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits - None


   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1997, the items reported and the financial statements included in such filings.



Type and Date of Reports             Items Reported                         Financial Statements Filed
-------------------------            --------------                        ----------------------------
Form 8-K dated                          2                                               None
June 24, 1997
Form 8-K dated                          2                                               None
August 6, 1997
Form 8-K/A (date of  Original  Report:  7(a),(b) and (c)                       Historical  Statement  of Income and
June 24, 1997)                                                                 Direct Operating  Expenses of Paces's
                                                                               Cove Apartments for the twelve months
                                                                               ended May 31, 1997.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Apple Residential Income Trust, Inc.
                                            (Registrant)


                                          BY:  /s/ Glade M. Knight
                                             ---------------------------------
                                              Glade M. Knight
                                              President

DATE:   11-11-97                          BY:  /s/ Stanley J. Olander
                                            -----------------------------------
                                          Stanley J. Olander
                                          Treasurer