Form 10-Q/A
period 1997-09-30
APPLE RESIDENTIAL INCOME TRUST INC
filed 1997-12-08
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO

                                QUARTERLY REPORT

         Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997



                      APPLE RESIDENTIAL INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)


VIRGINIA                      333-10635                    54-1916010
(State of                      (Commission                 (IRS Employer
 Incorporation)               File Number)                 Identification No.)


306 EAST MAIN STREET
RICHMOND, VIRGINIA            23219
(Address of principal         (Zip Code)
 executive offices)



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

                      APPLE RESIDENTIAL INCOME TRUST, INC.

                                   FORM 10-Q/A

                                      Index



Part II

Item 2.           Changes in Securities and Use of Proceeds

         The Company hereby amends Part II, Item 2 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 to read as follows:

Part II, Item 2.           Changes in Securities and Use of Proceeds

         The Company's Registration Statement on Form S-11 (File No. 333-10635) was declared effective by the Securities and Exchange Commission on November 19, 1996, and on that date the Company commenced on on-going best-efforts offering (the "Offering") of its Common Shares, no par value. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of this amendment to the Company's Report on Form 10-Q. All of the Common Shares are being sold for the account of the Company.

         The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 1997:


         Common Shares Registered:
         ------------------------

                1,666,666.67  Common Shares            $9 per Common Share                    $ 15,000,000
               23,500,000.00  Common Shares            $10 per Common Share                   $235,000,000

  Totals:      25,166,666.67  Common Shares                                                   $250,000,000


         Common Shares Sold:
         ------------------

                1,666,667     Common Shares            $9 per Common Share                     $15,000,000
                6,592,339     Common Shares            $10 per Common Share                    $65,923,390

  Totals:       8,259,006     Common Shares                                                    $80,923,390



    Expenses of Issuance and Distribution of Common Shares
    ------------------------------------------------------

    1.  Underwriting discounts and commissions                                                $  8,092,329
    2.  Expenses of underwriters                                                                         0
    3.  Direct or indirect payments to directors or officers
         of the Company or their associates, to ten percent
         shareholders, or to affiliates of the Company                                                   0
    4.  Fees and expenses of third parties                                                         585,140

    Total Expenses of Issuance and Distribution of
    Common Shares                                                                             $  8,677,469

    Net Proceeds to the Company                                                               $ 72,245,921


    Application of Net Proceeds to the Company:
    ------------------------------------------

    1.  Purchase of real estate (including repayment of
        indebtedness incurred to purchase real estate)                                        $ 69,253,750
    2.  Interest on indebtedness                                                                   232,818
    3.  Working capital                                                                          1,088,798
    4.  Fees to the following (all affiliates of officers of the Company):
        a.    Apple Advisors, Inc.                                                                  13,585
        b.    Apple Realty Group, Inc.                                                             624,863
        c.    Cornerstone Realty Income Trust, Inc.                                              1,032,107
    5. Fees and expenses of third parties:
        a.    Legal                                                                                      0
        b.    Accounting                                                                                 0
    6.  Other (specify ________)                                                                         0

    Total of Application of Net Proceeds to the Company                                       $ 72,245,921


         In addition to the foregoing, on April 25, 1997, the Company sold to Cornerstone Realty Income Trust, Inc. 417,777 Common Shares at $9.00 per Common Share (total proceeds of $3,759,993) in a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933. The offer and sale of these Common Shares was effectuated on a negotiated basis to an accredited institutional investor satisfying the standard described in Rule 506 (b)(2)(ii) under the Securities Act of 1933. No underwriting discounts or commissions were paid in connection with this sale of Common Shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Apple Residential Income Trust, Inc.


Date:    December 8, 1997                   By:      /s/ Glade M. Knight
                                                     -------------------
                                                     Glade M. Knight,
                                                     President

                                            By:      /s/ Stanley J. Olander
                                                     ----------------------
                                                     Stanley J. Olander,
                                                     Treasurer