Form 10-K
period 1997-12-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1998-03-31
CIK 1021351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                     Commission File Number
      December 31, 1997                                333-10635

                      APPLE RESIDENTIAL INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                      54-1816010
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

      306 EAST MAIN STREET
          RICHMOND, VA                                      23219
(Address of principal executive offices)                  (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                     (None)

           Securities registered pursuant to Section 12(g) of the Act:

                                     (None)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At March 15, 1998, there were 15,401,787 common shares of the registrant outstanding.

The common shares of the Company are not currently being traded in any market. Therefore, the common shares did not have either a market selling price or bid and asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's Prospectus dated November 19, 1996 and Supplement No. 7 dated February 2, 1998 as filed on November 20, 1996 and
February 11, 1998, respectively, with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, relative to the registrant's registration statement on Form S-11 (File No. 333-10635), are incorporated by reference in Parts I and II of this report.

The registrant's Proxy Statement dated April 3, 1998, referred to in Part III.

INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such
forward-looking   statements.   Such  factors   include,   among  other  things,
unanticipated adverse business developments affecting the Company or the properties, as the case may be, and adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

PART I

Item 1.  Business

Apple Residential Income Trust, Inc. (together with its subsubsidiaries, Apple Limited, Inc., Apple General, Inc., and Apple REIT Limited Partnership, the "Company"), a Virginia corporation, was incorporated in August 1996. Operations of rental property commenced in January, 1997. The business of the Company is to acquire existing residential apartment complexes located in Texas and the southwestern region of the United States. The Company owned eleven properties comprising 2,776 apartment units within that region as of December 31, 1997. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 26 through 34 of the Company's Prospectus dated November 19, 1996 (the "Prospectus") filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) on November 20, 1996 relative to the Company's Registration Statement on Form S-11 (Registration No. 333-10635), which are hereby incorporated herein by reference. The Company's eleven property acquisitions in 1997 are described on pages S-4 through S-26 of Supplement No. 7 dated February 2, 1998 ("Supplement No. 7") to the Prospectus (filed pursuant to Rule 424 (b) (3) on February 11, 1998), which are hereby incorporated by reference. The discussion of the Company's investment objectives and policies as set forth in the portion of the Prospectus herein incorporated by reference is subject to and supplemented by the developments described on pages S-2 through S-26 of Supplement No. 7, which are hereby incorporated herein by reference.

Originally, the properties were acquired and owned directly by Apple Residential Income Trust, Inc. without the interposition or use of any subsidiary companies. Company management determined that the direct ownership of its properties could inhibit in certain respects the Company's flexibility in planning certain transactions or acquisitions. For example, the direct-ownership structure makes it difficult, if not impossible, for potential sellers of properties to exchange their properties for equity interest in the Company in a manner that could defer tax liabilities for the sellers. Company management felt that this lack of flexibility could hinder the Company's acquisition of desirable properties from sellers seeking such tax deferral. Furthermore, Company management believed that the direct-ownership structure tended to maximize the Company's exposure to certain franchise taxes.

Based upon the foregoing, Company management proposed to the Board of Directors, and the Board of Directors adopted and submitted for approval by the shareholders, a proposal to the effect of which would be to transfer the apartment properties of Apple Residential Income Trust, Inc. to a newly-organized limited partnership indirectly wholly-owned by Apple Residential Income Trust, Inc. The shareholders approved this proposal on December 19, 1997.

Apple Residential Income Trust, Inc. transferred the properties to a Virginia limited partnership, the partners of which are two newly created, wholly-owned subsidiaries of the Company. Apple Residential Income Trust, Inc. formed the two wholly-owned subsidiaries, Apple Limited, Inc. and Apple General, Inc., as Virginia corporations. Apple Residential Income Trust, Inc. then transferred an undivided 99 percent interest in the properties to Apple Limited, Inc. and an undivided 1 percent interest in the properties to Apple General, Inc. Apple Limited, Inc. and Apple General, Inc. together formed the limited partnership, Apple REIT Limited Partnership (the "Partnership"), as a Virginia limited partnership. Apple Limited, Inc. contributed its 99% interest in the properties to the Partnership in exchange for a 99% limited partnership interest in the Partnership. Apple General, Inc. contributed its 1% interest in the properties to the Partnership in exchange for a 1% general partnership interest in the Partnership. The properties were transferred to the Partnership on December 29, 1997. The Partnership now holds the properties and conducts the business activities of the Company associated with the properties.

Shareholders effectively continue to hold the same ownership interest in the properties following the transactions described above, through Apple Residential Income Trust, Inc.'s 100% ownership of Apple Limited, Inc. (which owns a 99% interest in the Partnership), and 100% ownership of Apple General, Inc. (which owns 1% interest in the Partnership). Apple General, Inc., as general partner of the Partnership, manages the affairs of the Partnership. Apple Residential Income Trust, Inc. as sole shareholder of Apple General, Inc. will be entitled to exercise the rights of a 100%-shareholder with respect to Apple General, Inc., including the election and removal of directors of that company. At the present time, Glade M. Knight, Chairman of the Board and Chief Executive Officer of Apple Residential Income Trust, Inc., is the sole director and President of Apple General, Inc.

Information with respect to the Company's unsecured line of credit used to fund property acquisitions is hereby incorporated herein by reference to the material under the caption "Unsecured Line of Credit" on pages S-3 and S-4 of Supplement No. 7.

In connection with each of its property acquisitions, the Company obtains a Phase I Environment Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties, which have not been or are not currently being remediated as necessary.

The following is a summary of the property acquisitions made by the Company during 1997.

On January 28, 1997, the Company acquired the Brookfield Apartments in Dallas, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-4 through S-6 of Supplement 7.

On January 30, 1997, the Company acquired the Eagle Crest Apartments in Irving, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-7 through S-9 of Supplement 7.

On January 31, 1997, the Company acquired the Tahoe Apartments in Arlington, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-9 through S-11 of Supplement 7.

On February  21, 1997,  the Company  acquired the Mill  Crossing  Apartments  in
Arlington,   Texas.   Information  with  respect  to  this  property  is  hereby incorporated herein by reference from pages S-11 through S-13 of Supplement 7.

On March 31, 1997, the Company acquired the Polo Run Apartments in Arlington, Texas, the Wildwood Apartments in Euless, Texas, and the Toscana Apartments in Dallas, Texas. Information with respect to these properties is hereby incorporated herein by reference from pages S-13 through S-18 of Supplement 7.

On April 25, 1997, the Company acquired The Arbors on Forest Ridge in Bedford, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-18 through S-20 of Supplement 7.

On June 24, 1997, the Company acquired the Pace's Cove Apartments in Dallas, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-20 through S-22 of Supplement 7.

On August 6, 1997, the Company acquired the Chaparosa and Riverhill Apartments (which were subsequently combined and renamed "Remington Hills at Las Colinas"), in Irving, Texas. Information with respect to these properties is hereby incorporated herein by reference from pages S-22 through S-24 of Supplement 7.

On November 24, 1997, the Company acquired the Copper Crossing Apartments in Fort Worth, Texas. Information with respect to this property is hereby incorporated herein by reference from pages S-25 through S-26 of Supplement 7.

RECENT DEVELOPMENTS

On February 4, 1998, the Company acquired the Main Park Apartments, a 192-unit apartment complex in Duncanville (southwest of Dallas), Texas for a purchase price of $8,000,000. On February 13, 1998, the Company purchased the Timberglen Apartments, a 304-unit apartment complex in Dallas, Texas for a purchase price of $12,000,000.

Item 2.  Properties

PROPERTY DESCRIPTIONS AND CHARACTERISTICS

As of December 31, 1997, the Company owned 11 apartment communities comprising 2,776 apartment units. The properties are located in Texas.


The following table sets forth specific information regarding the properties:


                                                                                       Total                 December
                                                                                       Investment Average    Average   Year-to Date
                                                      Initial        Total      Number Per        Unit Size  Rent Per  Economic
                         Year        Date of        Acquisition  Investment at  of     Unit at    (Square    Month     Occupancy
 Property     Location   Completed   Acquisition        Cost       12-31-97(1)  Units  12-31-97    Feet)     1997 (2)  1997 (3)
 --------     --------   ---------   -----------     --------      -----------  -----  --------   -------   --------  --------
TEXAS
-----

 Mill          Arlington  1979       February 1997  $4,544,121    $5,046,908    184     $27,429    691      $462       96%
 Crossing.....
 Polo Run....  Arlington  1984       March  1997     6,858,974     7,545,163    224      33,684    854       556       97%

 Tahoe.......  Arlington  1979       January 1997    5,690,560     6,641,227    240      27,672    671       460       88%

 The Arbors    Bedford    1986       April 1997      7,748,907     8,315,672    210      39,598    804       588       96%
 on Forest
 Ridge........

 Brookfield..  Dallas     1984       January 1997    5,458,485     5,946,299    232      25,631    714       472       95%

 Paces Cove..  Dallas     1982       June 1997       9,277,355     9,536,559    328      29,075    670       507       92%

 Toscana.....  Dallas     1986       March 1997      5,854,531     6,222,223    192      32,407    601       500       95%

 Wildwood....  Euless     1984       March 1997      3,963,519     4,389,742    120      36,581    755       590       93%

 Copper        Fort       1981       November 1997   4,750,000     4,875,751    200      24,379    739       524       89%
 Crossing.....  Worth
 Eagle Crest.  Irving     1983/1985  January 1997   15,650,000    17,299,740    484      35,743    887       595       93%

 Remington     Irving     1984/1985  August 1997    13,100,000    13,815,064    362      38,163    957       727       94%
   Hills .....                                       -----------   ----------   ---      ------    ---       ---       ---


TOTAL/AVERAGE  ...............                      $82,896,452  $89,634,348   2,776    $32,289    758      $555       93%
                                                    ============ ============  ======   ========   ====     =====      ====



(1) "Total Investment" includes the purchase price of the property plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

(2) Average rent per month reflects December's monthly gross potential rent less concessions divided by the property's number of units.

(3)  Economic  occupancy   reflects   year-to-date  gross  potential  rent  less
concessions and bad debt expense divided by the year-to-date gross potential rent.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to A Vote of Security Holders

As described under "Business" in Item 1 of Part I of this Report, Company management proposed to the Board of Directors a plan for the transfer of the apartment properties held by Apple Residential Income Trust, Inc. to a newly-organized limited partnership indirectly wholly-owned by Apple Residential Income Trust, Inc. Based on this proposal, the Board of Directors approved and submitted to the shareholders (with its recommendation for adoption) the following resolutions (collectively, the "Reorganization Proposal"):

         RESOLVED, that the Company (defined for purposes of these resolutions as Apple Residential Income Trust, Inc.) transfer any and all of the Company's multifamily rental apartment communities (including all assets associated therewith) to a partnership to be created by the Company, the partners of which will be the Company or entities wholly-owned, directly or indirectly, by the Company; and

         RESOLVED, that the following be added as a new Article XIII to the Company's Bylaws:

                                  ARTICLE XIII
                    CONDUCT OF BUSINESS THROUGH SUBSIDIARIES

         13.1 Subsidiaries. To the extent permitted by the Articles of Incorporation, these Bylaws (excluding Section 9.1 (i) hereof, which shall not be construed to prohibit anything contemplated by this
         Article XIII) and applicable law (including any required consent of the Directors and Shareholders under applicable law), the Company may conduct its business through subsidiary companies owned or controlled by the Company (or its subsidiaries). Any such subsidiary company is referred to as a "Subsidiary Company and collectively such subsidiary companies are referred to as the "Subsidiary Companies." It is specifically acknowledged that the conduct of the Company's business through a Subsidiary Company or Subsidiary Companies may be effected and undertaken by the transfer by the Company of properties to, the acquisition of properties by, and the ownership and operation of properties in, a partnership all of whose interest are initially owned by the Company and/or a Subsidiary Company or Subsidiary Companies. However, the transfer described in the preceding sentence shall not constitute an event permitting conversion of the Company's Class B Convertible Shares.

         13.2 Interpretation and Application of Bylaws. If and to the extent (i) the Company conducts its business through Subsidiary Companies, or (ii) there are properties which, in the absence of Subsidiary Companies, would be owned and operated by the Company but such properties are instead owned and operated by Subsidiary Companies, restrictions on the power of the Company to engage in certain transactions and restrictions on the authority of Directors and officers of the Company in these Bylaws, and in particular the restrictions contained in Articles VIII, IX and X of these Bylaws, shall be interpreted and applied to Subsidiary Companies in the same manner as they apply by their terms to the Company to the extent necessary to ensure that the Bylaw provision is given the effect intended notwithstanding that the Company's business is conducted through Subsidiary Companies instead of by the Company directly. The Company shall exercise any rights and powers it has as an owner or partner (directly or indirectly) of a Subsidiary Company consistently with this provision.

         13.3 Certain Shareholder Consents. If a transaction involving the proposed sale or other transfer, whether by sale, exchange, merger, consolidation, lease, share exchange or otherwise, by a Subsidiary Company would require pursuant to applicable law the consent or approval of Shareholders if the Company owned directly, and were proposing the sale or other transfer of, the relevant assets, the Company shall not approve, undertake or effectuate any such proposed sale or other transfer through such Subsidiary Company without first obtaining the consent or approval of the Shareholders of the Company.

Pursuant to notice duly given, to all shareholders of record on October 31, 1997, in a Proxy Statement dated November 26, 1997, a Special Meeting of Shareholders of the Company was held at 3:00 p.m. on Wednesday, December 17, 1997, at the offices of McGuire, Woods, Battle & Boothe LLP, Richmond, Virginia. At the Special Meeting, Shareholders were asked to consider and vote on the Reorganization Proposal. There being insufficient votes to approve the Reorganization Proposal at that time, the meeting was adjourned and then reconvened after adjournment on December 19, 1997 at 2:00 p.m. A vote was then taken on the Reorganization Proposal. As of the record date, there were 10,108,598 common shares outstanding and entitled to vote. A total of 6,845,381 common shares were present in person or by proxy. A total of 6,823,288 common shares voted in favor of the Reorganization Proposal. A total of 11,785 common shares voted against the Reorganization Proposal and a total of 10,308 common shares abstained. The Reorganization Proposal was adopted, as 67.5%, or more than two-thirds, of the common shares outstanding and entitled to vote approved the Reorganization Proposal.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

There is currently no established public market in which the Company's common shares are traded.

On March 15, 1998, there were 6,616 shareholders of record of the Company's common shares.

Distributions of $3,249,098, were made to the shareholders during 1997. Distributions were $.20 per common share for the second, third and forth quarters in 1997.

The Company's Registration Statement on Form S-11 (File No. 333-10635) was originally declared effective by the Securities and Exchange Commission on November 19, 1996, and on that date the Company commenced an on-going best-efforts offering (the Offering") of its Common Shares, no par value. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-K. All of the Common Shares are being sold for the account of the Company.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 1997:


              Common Shares Registered:
              -------------------------

               1,666,666.67        Common Shares       $ 9 per Common Share     $  15,000,000
              23,500,000.00        Common Shares       $10 per Common Share     $ 235,000,000

Totals:       25,166,666.67        Common Shares

              Common Shares Sold:
              -------------------

              1,666,666.67         Common Shares       $ 9 per Common Share     $  15,000,000
             10,287,383.33         Common Shares       $10 per Common Share     $ 102,873,833

Totals:      11,954,050.00         Common Shares                                $ 117,873,833

  Expenses of Issuance and Distribution of Common Shares
         1.  Underwriting discounts and commission                                    $ 11,787,383
         2.  Expenses of underwriters                                                 $        ---
         3.  Direct or indirect payments to directors or officers
             of the Company or their associates, to ten percent
             shareholders, or to affiliates of the Company                            $        ---
         4.  Fees and expenses of third parties                                       $    755,991
         Total Expenses of Issuance and Distribution of
         Common Shares                                                                $ 12,543,374

         Net Proceeds to the Company                                                  $105,330,459

         1.  Purchase of real estate (including repayment of
              indebtedness incurred to purchase real estate)                          $ 79,136,452
         2.  Interest on indebtedness                                                 $    458,384
         3.  Working capital                                                          $ 24,058,452
         4.  Fees to the following (all affiliates of officers of the Company):
             a.  Apple Advisors, Inc.                                                 $     14,894
             b.  Apple Realty Group, Inc.                                             $    624,382
             c.  Cornerstone Realty Income Trust, Inc.                                   1,037,895
         5.  Fees and expenses of third parties:
             a.  Legal                                                                $        ---
             b.  Accounting                                                           $        ---
         6.  Other (specify ___________)                                              $        ---
         Total of Application of Net Proceeds to the Company                          $105,330,459

In addition to the foregoing, on April 25, 1997, the Company sold to Cornerstone Realty Income Trust, Inc. 417,778 Common Shares at $9.00 per Common Share (total proceeds of $3,760,000) in a transaction not involving any public offering within the meaning of Section 4 (2) of the Securities Act of 1933. The offer and sale of these Common Shares was effectuated on a negotiated basis to an accredited institutional investor satisfying the standard described in Rule 506
(b) (2) (ii) under the Securities Act of 1933. No underwriting discounts or commissions were paid in connection with this sale of Common Shares.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the registrant and should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this report.


As of December 31,                                              1997                   1996

OPERATING RESULTS
Rental Income                                               $   12,005,968               --
Net Income                                                       3,499,194               --
Distributions Declared and Paid                                  3,249,098               --

PER SHARE
Net Income                                                  $          .54               --
Distributions                                               $          .60               --
Distributions Representing Return of Capital                            0%               --
Weighted Average Shares Outstanding                              6,493,114

BALANCE SHEET DATA

Investment in Rental Property                               $   89,634,348               --
Total Assets                                                $  112,485,520             $100
Shareholders' Equity                                        $  109,340,555             $100
Shares Outstanding                                              12,371,829               10

OTHER DATA
Cash Flows from:

     Operating Activities                                   $    7,075,025               --
     Investing Activities                                   $ (88,753,814)
     Financing Activities                                   $  105,841,261               --
Number of Properties Owned at Year-End                                  11               --

FUNDS FROM OPERATIONS CALCULATION

     Net Income                                             $    3,499,194               --
         Depreciation of Real Estate                        $    1,898,003               --
                                                            --------------         ---------
Funds from Operations (a)                                   $    5,397,197               --
----------------------------------------------------------------------------------------------------


The Company was formed in 1996 and did not commence operations until January, 1997.

(a) "Funds from operations" is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustment for significant nonrecurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts (NAREIT). The Company considers funds from operations in evaluating property acquisitions and its operating performance, and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. Funds from operations, which may not be comparable to other similarly titled measures of other REITs, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion is based on the consolidated financial statements of the Company as of December 31, 1997. This information should be read in conjunction with the selected financial data and the Company's financial statements included elsewhere in this annual report. The Company is operated and has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

RESULTS OF OPERATIONS - 1997


INCOME AND OCCUPANCY

As operations of the Company commenced in January 1997, a comparison of the years ended December 31, 1996 and December 31, 1997 is not possible. The results of the Company's property operations for the year ended December 31, 1997 include the results of operations from the 11 properties acquired in 1997 from their respective acquisition dates. Substantially all of the Company's revenue is from the rental operation of its apartment communities. Rental income was $12,005,968 in 1997. Overall average economic occupancy was 93% in 1997. The average rental rate for the portfolio was $555 at December 31, 1997.

EXPENSES

Total expenses were $8,271,066 in 1997. The operating expense ratio (the ratio of expenses, excluding depreciation, amortization, and general and administrative expenses, to rental income) was 50% in 1997. The Company contracts its property management to a third party (see Note 6 to the consolidated financial statements). General and administrative expenses totaled 3% of revenues in 1997. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The percentage of general and administrative expenses is expected to decrease as the Company's operations grow. Depreciation of real estate was $1,898,003.

INTEREST AND INVESTMENT

The Company earned interest income of $222,676 in 1997 from the investment of its cash and cash reserves. The weighted-average interest rate earned on short-term investments was 4%. The Company incurred $458,384 of interest expense in 1997, associated with short-term borrowings under its line of credit to fund acquisitions. The weighted-average interest rate on the line of credit during 1997 was 7.8%.

LIQUIDITY AND CAPITAL RESOURCES

Equity There was a significant change in the Company's liquidity during the year ended December 31, 1997 as the Company commenced operations and thereafter continued to grow. During 1997, the Company sold 12,371,819 shares of its common stock to its investors (including 417,778 shares purchased by Cornerstone Realty Income Trust, Inc. ("Cornerstone") and 197,496 common shares sold through the Company's additional share option), bringing the total number of shares outstanding to 12,371,829. The total gross proceeds from the shares sold were $121,633,733, which netted $109,090,359 to the Company after the payment of brokerage fees and other offering-related costs.

Using proceeds from the sale of common shares and supplemented by short-term borrowings when necessary, the Company acquired 2,776 apartment units in 12 residential rental communities during 1997. Riverhill Apartments and Chaparosa Apartments are adjoining properties and are operated as one apartment community (subsequently renamed Remington Hills).

During 1997, the company made the following 12 acquisitions:


                                                              INITIAL              NUMBER           DATE
DESCRIPTION                         LOCATION              ACQUISITION COST         OF UNITS         ACQUIRED

Brookfield                          Dallas, TX              $5,458,485               232            January 1997
Eagle Crest                         Irving, TX              15,650,000               484            January 1997
Tahoe                               Arlington, TX            5,690,560               240            January 1997
Mill Crossing                       Arlington, TX            4,544,121               184            February 1997
Wildwood                            Euless, TX               3,963,519               120            March 1997
Toscana                             Dallas, TX               5,854,531               192            March 1997
Polo Run                            Arlington, TX            6,858,974               224            March 1997
The Arbors on Forest Ridge          Bedford, TX              7,748,907               210            April 1997
Pace's Cove                         Dallas, TX               9,277,355               328            June 1997
Chaparosa                           Irving, TX               5,825,000               170            August 1997
River Hill                          Irving, TX               7,275,000               192            August 1997
Copper Crossing                     Fort Worth, TX           4,750,000               200            November 1997

                                       9

Notes Payable The Company seeks to hold all of its properties on an unsecured basis. The Company obtained a $20 million unsecured line of credit with a commercial bank. The line expires on March 31, 1998. The line bears interest at LIBOR plus 200 basis points. The line of credit is used to fund acquisitions on a short-term basis and is sought to be repaid, generally within 60 days, with proceeds from the offering. The Company plans to continue to use its $20 million unsecured line of credit to facilitate the timely acquisition of properties, if proceeds from the Company's "best efforts" offering are unavailable at the time of a proposed acquisition. It is anticipated that any borrowings will be curtailed through the sale of additional shares, although there can be no assurance that such sales will be sufficient to repay such borrowings. If the future sale proceeds were insufficient, the Company could seek to extend the maturity date or pay the balance of the loan due from its rental operations or cash reserves.

At year-end, there were no outstanding balances on the acquisition line of credit.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $24,162,572 at December 31, 1997. During the year, the Company distributed $3,249,098 to its shareholders, of which $1,974,949 was reinvested in additional shares under the terms of the Company's Additional Share Option. The reinvested funds netted the company $1,777,454 after payment of brokerage fees. During the year, the Company distributed $168,364 to Cornerstone on shares that had been purchased by Cornerstone.

CAPITAL REQUIREMENTS

The Company has an ongoing capital commitment to fund its renovation program for acquired properties. In addition, the Company expects to acquire new properties during the year. The Company anticipates that it will continue to operate as it did in 1997 and fund these cash needs from a variety of sources including equity, cash reserves, and debt provided by its line of credit.

The Company continues to renovate its properties. In connection with these renovations, the Company capitalized improvements of $3.6 million in 1997.
Approximately $5 million of additional capital improvements are budgeted for 1998 on the existing property portfolio which are expected to be funded through cash reserves and dividend reinvestment.

The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies ample cash to provide for the payment of these operating expenses and the payment of distributions to shareholders. The Company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the Company has no provision for taxes, and thus there is no effect on the Company's liquidity.

Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 61% of all 1997 distributions were reinvested in additional common shares. In general, the Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 1998.

The Company is expecting to continue with significant growth during 1998. The company plans to have monthly equity closings in 1998, until the offering is fully funded, or until such time as the Company may opt to discontinue it. It is anticipated that the equity funds will be invested in additional apartment communities. Since year-end 1997, the Company purchased two additional apartment properties, using share sale proceeds, and is evaluating other potential acquisitions.

In addition to shares sold in the public offering, as of December 31, 1997, Cornerstone owned 417,778 common shares of the Company at a cost of $3,760,000 which represents approximately 3% of the Company's common shares outstanding at December 31, 1997. These shares are purchased outside of the above-referenced public offering. In 1997, the Company granted Cornerstone a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions.

The Company also has granted Cornerstone a "first right of refusal" to purchase the properties or business of Apple. Cornerstone has stated in its public filings its intent to make periodic evaluations on the feasibility of purchasing the Company.

IMPACT OF YEAR 2000

Some computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system miscalculation causing disruptions of operations. The Company has completed an assessment of its programs and has begun to modify or replace portions of its software, so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost will be expensed as incurred and is not expected to have a material effect on the results of operations. This project is estimated to be completed by December 31, 1998, which is prior to any impact on the Company's systems.

IMPACT OF INFLATION

The Company does not believe that inflation had any significant impact on the operation of the Company in 1997. Future inflation, if any, would likely cause increased operating expenses, but the company believes that increases in expenses would be more than offset by increases in rental revenues. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

Item 8.  Financial  Statements and Supplementary Data

                         Report of Independent Auditors

The Board of Directors and Shareholders
Apple Residential Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Apple Residential Income Trust, Inc. (the "company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Residential Income Trust, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/ Ernst & Young LLP
                                            ---------------------
                                              Ernst & Young LLP

Richmond, Virginia
February 13, 1998


Consolidated Balance Sheets

As of December 31,                                                            1997                           1996
------------------------------------------------------------------- ------------------------- ----- -----------------------

Assets

Investment in rental property
      Land                                                                   $15,396,823
      Building and improvements                                               73,113,886                             --
      Furniture and fixtures                                                   1,123,639                             --
                                                                    -------------------------       -----------------------
                                                                                                                     --
                                                                              89,634,348
Less accumulated depreciation                                                 (1,898,003)                            --
                                                                    -------------------------       -----------------------
                                                                                                                     --
                                                                              87,736,345

Cash and cash equivalents                                                     24,162,572                           $100
Prepaid expenses                                                                 142,581                             --
Other assets                                                                     444,022                             --
                                                                    -------------------------       -----------------------
                                                                              24,749,175                            100
                                                                    -------------------------       -----------------------
Total Assets                                                                $112,485,520                           $100
                                                                    =========================        ======================



Liabilities and Shareholders' Equity
Accounts payable                                                                $536,324                             --
Accrued expenses                                                               2,143,888                             --
Rents received in advance                                                         70,051                             --
Tenant security deposits                                                         394,702                             --
                                                                    -------------------------       -----------------------

Total Liabilities                                                              3,144,965                             --


Shareholders' Equity

Common stock, no par value, authorized 50,000,000 shares;                   109,090,459                           $100
issued and outstanding 12,371,829 shares and 10 shares,
    respectively
Class B convertible stock, no par value,                                         20,000                         20,000
authorized 200,000 shares; issued
 and outstanding 200,000 shares
Receivable from officer-shareholder                                             (20,000)                       (20,000)
Net income greater than distributions                                            250,096                             --
                                                                    -------------------------       -----------------------

                                                                             109,340,555                            100
                                                                    -------------------------       -----------------------

Total Liabilities and Shareholders' Equity                                  $112,485,520                           $100
                                                                    =========================        ======================


See accompanying notes.

Consolidated Statement of Operations

For the Year Ended December 31,                               1997
------------------------------------------------------ -------------------
Revenue

    Rental Income                                            $12,005,968
Expenses
    Property and maintenance                                   3,571,484
    Taxes and insurance                                        1,765,741
    Property management                                          656,267
    General and administrative                                   351,081
    Amortization                                                  28,490
    Depreciation of rental property                            1,898,003
                                                       -------------------
Total expenses                                                 8,271,066

Income before interest income (expense)                        3,734,902
    Interest income                                              222,676
    Interest expense                                            (458,384)
                                                       -------------------

Net income                                                   $ 3,499,194
                                                       ===================

Basic and diluted earnings per common share              $          0.54
                                                       ===================


See accompanying notes.




Consolidated Statement of Shareholders' Equity

                                      Common Stock       Convertible Class B Stock

----------------------------------------------------------------------------------
                                                                                     Receivable    Net Income     Total
                                   Number                   Number                      From      Greater Than  Shareholders'
                                 Of Shares     Amount     Of Shares      Amount      Principal    Distributions   Equity
                                                                                    Shareholder
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           10  $       100     200,000      $20,000      $(20,000)  $        0    $        100
Net proceeds from the sale     11,756,545  103,552,905          --           --            --           --     103,552,905
    of shares

Net income                             --           --          --           --            --    3,499,194       3,499,194
Cash distributions declared to
  shareholders ($.60 per share)        --           --          --           --            --   (3,249,098)     (3,249,098)
Shares issued to Cornerstone
   Realty Income Trust, Inc.      417,778    3,760,000          --           --            --           --       3,760,000
Shares issued through
   Additional Share Option        197,496    1,777,454          --           --            --                    1,777,454
                                ---------------------------------------------------------------------------------------------


Balance  December 31, 1997     12,371,829 $109,090,459     200,000      $20,000      $(20,000)   $ 250,096    $109,340,555
=============================================================================================================================


See accompanying notes.




Consolidated Statement of Cash Flows

For the Year Ended December 31,                                                            1997
-----------------------------------------------------------------------------------------------
From operating activities:

   Net income                                                                    $    3,499,194
   Adjustments to reconcile net income
    to net cash provided by operating activities:

      Depreciation and amortization                                                   1,926,493
      Amortization of deferred loan costs                                                60,490

   Changes in operating assets and liabilities:

         Prepaid expenses                                                              (142,581)
         Other assets                                                                  (533,002)
         Accounts payable                                                               536,324
         Accrued expenses                                                             1,631,776
         Rent received in advance                                                        70,051
         Tenant security deposits                                                        26,280
                                                                                 --------------
            Net cash provided by operating  activities                                7,075,025
 From investing activities:

   Acquisitions of rental property, net of liabilities assumed                      (85,147,726)
   Capital improvements                                                              (3,606,088)
                                                                                 --------------
            Net cash used in investing  activities                                  (88,753,814)
  From financing activities:

   Proceeds from short-term borrowings                                               39,640,000
   Repayments of short-term borrowings                                              (39,640,000)
   Net proceeds from issuance of shares                                             109,090,359
   Cash distributions paid to shareholders                                           (3,249,098)
                                                                                 --------------
            Net cash provided by financing activities                               105,841,261
            Increase in cash and cash equivalents                                    24,162,472

Cash and cash equivalents, beginning of year                                                100
                                                                                 --------------

Cash and cash equivalents, end of year                                              $24,162,572
                                                                                 ==============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     General Information and Summary of Significant Accounting Policies

BUSINESS Apple Residential Income Trust, Inc., together with its subsidiaries Apple Limited, Inc., Apple General, Inc., and Apple REIT Limited Partnership, (the "company"), is an externally advised real estate investment trust formed on August 7, 1996 as a Virginia corporation. The company is an owner of residential apartment communities in Texas. All of the company's apartment communities are located in the Dallas/ Fort Worth, Texas metropolitan area. All operations commenced in January, 1997; therefore, no statements of operations or cash flows are presented for periods prior to January 1997. The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

INVESTMENT IN REAL ESTATE The investment in rental property is recorded at the depreciated cost and includes real estate brokerage commissions paid to Apple Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. ("Cornerstone") (See Note 6 to the consolidated financial statements).

The company records impairment losses on rental property used in the operations if indicators of impairment are present and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value and its carrying value.

Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations and replacements are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27.5 years for buildings and major improvements and a range from five to ten years for furniture and fixtures.

INCOME RECOGNITION Rental, interest, and other income are recorded on an accrual basis. The company's properties are leased under operating leases that, typically, have terms that do not exceed one year.

DEFERRED FINANCING COSTS Deferred financing costs are generally amortized over a period not to exceed the term of the related debt. Amortization of deferred financing costs is classified as interest expense in the consolidated statements of operations.

USE OF ESTIMATES The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

STOCK INCENTIVE PLANS The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were developed for use in valuing employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ADVERTISING COSTS Costs incurred for the production and distribution of advertising are expensed as incurred.

INCOME PER SHARE In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods that have been presented conform to the requirements of Statement 128.

FEDERAL INCOME TAX The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust, which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

For income tax purposes, distributions paid to shareholders consist of ordinary income and return of capital or a combination thereof. Distributions per share were $.60 for the year ended December 31, 1997. In 1997, the total distribution was taxable as ordinary income.

NOTE 2            Investment in Rental Property

The following is a summary of rental property owned at December 31, 1997:

                                Initial                  Total     Accumulated             Date
Description             Acquisition Cost           Investment*    Depreciation         Acquired

--------------------------------------------------------------------------------------------------

Brookfield                    $5,458,485            $5,946,299        $166,694     January 1997

Eagle Crest                   15,650,000            17,299,740         483,740     January 1997

Tahoe                          5,690,560             6,641,227         199,049     January 1997

Mill Crossing                  4,544,121             5,046,908         136,519    February 1997

Polo Run                       6,858,974             7,545,163         191,302       March 1997

Wildwood                       3,963,519             4,389,742          98,645       March 1997

Toscana                        5,854,531             6,222,223         147,776       March 1997

The Arbors on Forest Ridge     7,748,907             8,315,672         187,034       April 1997

Pace's Cove                    9,277,355             9,536,559         141,850        June 1997

Remington at Las Colinas      13,100,000            13,815,064         133,271      August 1997

Copper Crossing                4,750,000             4,875,751          12,123    November 1997
                               ---------             ---------          ------

                             $82,896,452           $89,634,348      $1,898,003
--------------------------------------------------------------------------------------------------

* Includes real estate commissions, closing costs, and improvements capitalized since the date of acquisition.

NOTE 3            Notes Payable

During 1997, the company entered into an agreement with a commercial bank to obtain an unsecured, revolving line of credit not to exceed $20 million to facilitate the timely acquisition of properties. The unsecured line of credit expires on March 31, 1998. Borrowings under the agreement are evidenced by an unsecured promissory note and bear interest at one-month LIBOR plus 200 basis points. The company also obtained a $1 million unsecured line of credit for general corporate purposes. The terms of such borrowings are the same as under the unsecured line of credit for acquisitions. No interest was capitalized in 1997. The company paid interest of $458,384 in 1997. At December 31, 1997, there were no outstanding borrowings under the lines of credit. The weighted-average interest rate incurred under the lines of credit was 7.8% in 1997.

NOTE 4            Shareholders' Equity

The company is raising equity capital through a "best efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The company received gross proceeds of $121,633,733 from the sale of 2,084,445 shares at $9 per share and 10,287,384 shares at $10 per share, including shares sold through the reinvestment of distributions for the year ended December 31, 1997. The underwriter received selling commissions and a marketing expense allowance equal to 7.5% and 2.5%, respectively, of the gross proceeds of shares sold. During 1997, the underwriter earned $11,787,399. The net proceeds of the offering, after deducting selling commissions and other offering expenses, were $109,090,359. These totals include 417,778 shares purchased by Cornerstone for $3.76 million. Cornerstone owned approximately 3.38% of the company's outstanding shares on December 31, 1997 (See Note 6 to the consolidated financial statements).

On November 14, 1996, the company issued 200,000 shares of Class B Convertible Shares to Mr. Glade Knight, president and chairman of the board of the company, for $.10 per share or $20,000 in aggregate.

There are no dividends payable on the Class B Convertible Shares. On liquidation of the company, the holder of the Class B Convertible Shares is entitled to a liquidation payment of $.10 per Class B Convertible Share before any distribution of liquidation proceeds to the holders of the common shares. Holders of more than two-thirds of the Class B Convertible Shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Class B Convertible Shares or create a new class of stock senior to, or on a parity with, the Class B Convertible Shares. The Class B Convertible Shares are convertible into common shares upon and for 180 days following the occurrence of either of the following events: (1) Substantially all of the company's assets, stock, or business is sold or otherwise transferred, whether through sale, exchange, merger, consolidation, lease, share exchange, or otherwise; or (2) The Advisory Agreement with the Advisor is terminated or not renewed, and the company ceases to use Apple Residential Management Group, Inc. to provide substantially all of its property management services. Upon the occurrence of either triggering event, each Class B Convertible Share is convertible into a number of common shares based upon the gross proceeds raised through the date of conversion in the "best efforts" offering according to the following formula:

   Gross Proceeds Raised from          Number of Common Shares
   Sales of Common Shares through       Through Conversion of One
   Date of Conversion                  Class B Convertible Share

--------------------------------------------------------------------------------
     $50 million                               1.0
     $100 million                              2.4
     $150 million                              4.2
     $200 million                              6.4
     $250 million                              8.0
--------------------------------------------------------------------------------

No additional consideration is due upon the conversion of the Class B Convertible Shares. Upon the probable occurrence of a triggering event, the company will record expense in the statement of operations based on conversion of the Class B Convertible Shares.

The company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the company ("Additional Share Option Plan"). Of the total proceeds raised from common shares during the year ended December 31, 1997, $1,974,949 (net $1,777,454) was provided through the reinvestment of distributions.


NOTE 5            Stock Incentive Plans

Based on the outstanding shares, under the 1997 Incentive Option Plan, a maximum of 1,121,875 options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Also under the Directors Plan, a maximum of 468,000 options could be granted to the directors of the company.

In 1997, the company granted 20,550 options to purchase shares under the Directors Plan and no options under the Incentive Plan. Both of the plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable during which to exercise the options. Activity in the company's share option plans during the year ended December 31, 1997 is summarized in the following table:

                                                    1997

--------------------------------------------------------------------------------
                                              Weighted-Average
                                           Options   Exercise Price
--------------------------------------------------------------------------------
   Outstanding, beginning of year

   Granted                                  20,550    $ 10.00
   Exercised                                    --         --
   Forfeited                                    --         --
--------------------------------------------------------------------------------
   Outstanding, end of year                 20,550    $ 10.00
   Exercisable at end of year               20,550    $ 10.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Weighted-average fair value of

   options granted during the year              --   $    .83
--------------------------------------------------------------------------------

Pro forma information regarding net income and earnings per share is required by FASB 123 under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, for 1997: risk-free interest rates of 6.7%; a dividend yield of 7.0%; volatility factor of the expected market price of the company's common stock of .161; and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As the options are immediately exercisable, the full impact of the pro forma is disclosed below:

                                                  1997
--------------------------------------------------------------------------------
Pro forma FASB 123 net income               $3,482,138
As reported net income                       3,499,194
Pro forma FASB 123 earnings per share              .54
As reported net income per share                   .54

NOTE 6            Related-Party Transactions

The company had contracted with Apple Residential Management Group, Inc. (the "Management Company") to manage the acquired properties; Apple Residential Advisors, Inc. (the "Advisor") to advise and provide the company with day-to-day management; and Apple Realty Group, Inc. to acquire and dispose of real estate assets held by the company. The Management Company, Advisor, and Apple Realty Group, Inc. were initially owned by Glade M. Knight. Mr. Knight also serves as chairman of the board and chief executive officer of the company and
Cornerstone. Before the transaction described below, during 1997, the company paid the Management Company a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $52,375. The company paid the Advisor a fee equal to .1% to .25% of total contributions received by the company in the amount of $14,894. The company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,382.

During 1997, with the approval of the company, Cornerstone entered into subcontract agreements with the Management Company and the Advisor, whereby Cornerstone will provide advisory and property management services to the company in exchange for fees and expense reimbursement on the same terms described above. As of December 31, 1997, the company had paid Cornerstone $822,934 in management and advisory fees and $214,961 for certain reimbursable items.

During 1997, with the consent of the company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of Apple Realty Group, Inc. was the acquisition/disposition agreement with the company. Cornerstone paid $350,000 in cash and issued 150,000 common shares in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone is entitled, under the terms of the acquisition/disposition agreement, to a real estate commission equal to 2% of the gross purchase price of the company's properties plus reimbursement of certain expenses. As of December 31, 1997, Cornerstone had earned approximately $1,116,566 under the agreement.

During the first quarter of 1997, the company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the company at market price, net of selling commissions. In April 1997, Cornerstone purchased 417,778 shares of the company for approximately $3.76 million. Cornerstone owns approximately 3.38% of the total common shares of the company outstanding on December 31, 1997.

The company also has granted Cornerstone a "first right of refusal" to purchase the properties or business of Apple. Cornerstone has stated in its public filings its intent to make periodic evaluations of the feasibility of purchasing the company.

NOTE 7            Quarterly Financial Data (unaudited)

The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following is a summary of quarterly results of operations for the year ended December 31, 1997:

                          First         Second         Third          Fourth
   1997                   Quarter       Quarter        Quarter        Quarter
--------------------------------------------------------------------------------

Revenue                 $1,155,766    $2,826,712     $3,789,266    $ 4,234,224
Income before interest
   income (expense)        471,321       971,198      1,070,504      1,221,879
Net income                 556,255       831,469        856,729      1,254,741
Basic and diluted
   earnings per share          .16          . 15           . 12           . 12
Distributions per share         --           .20           . 20           . 20
--------------------------------------------------------------------------------

NOTE 8            Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    1997
--------------------------------------------------------------------------------
   Numerator:
      Net income numerator for basic
      and diluted earnings                   $  3,499,194
   Denominator:
      Denominator for basic earnings per
         share-weighted-average shares          6,493,114
      Effect of dilutive securities:
         stock options                                 --

--------------------------------------------------------------------------------
Denominator for diluted earnings per
   share-adjusted weighted-average
   shares and assumed conversions               6,493,114
                                                ---------
Basic and diluted earnings per share                  .54

--------------------------------------------------------------------------------


NOTE 9            Subsequent Event

In January 1998, the company declared and paid a cash distributions to shareholders of $1,953,243, of which $1,246,809 was reinvested through the Additional Share Option. The company also closed the sale to investors of 2,905,289 shares at $10 per share, representing net proceeds after payment of brokerage fees to the company of $26,147,598. In February 1998, the company purchased Main Park Apartments, a 192-unit apartment community, and Timberglen Apartments, a 304-unit apartment community. Both properties are located in Dallas, Texas. Their purchase prices were $8 million and $12 million, respectively.

NOTE 10  Pro Forma Information (unaudited)

The following unaudited pro forma information for the year ended December 31, 1997 is presented as if (a) The company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the period; and (b) The company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the company's results of operations would have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

   Unaudited Pro Forma Totals                    1997
--------------------------------------------------------------------------------
   Revenue                                  $17,398,526
   Net income                                 5,047,475
   Basic earnings per share                         .53
--------------------------------------------------------------------------------

The pro forma information reflects adjustments for the actual rental income and rental expenses of all the 1997 acquisitions for the respective period in 1997 prior to acquisition by the company. Net income has been adjusted as follows:
(1) Property management and advisory expenses have been adjusted based on the company's contractual arrangements; and (2) Depreciation has been adjusted based on the company's basis in the properties.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement Dated April 3, 1998, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of the report

            1.       Financial Statements

                     The   following    consolidated    financial
                     statements of the registrant are included in
                     Item 8:

                     Independent Auditors' Report
                                      Ernst & Young LLP

                     Consolidated Balance Sheets
                                      December 31, 1997 and 1996

                     Consolidated Statement of Operations
                                      Year Ended December 31, 1997

                     Consolidated Statement of Shareholders' Equity
                                      Year Ended December 31, 1997

                     Consolidated Statement of Cash Flows
                                      Year Ended December 31, 1997

                     Notes to Consolidated Financial Statements

            2.       Financial Statement Schedule

                     Schedule  III - Real Estate and  Accumulated
                     Depreciation (Included on page 23 of this Form 10-K Report)

                     All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

            3.       Exhibits

                     Incorporated herein by reference are the exhibits listed under "Exhibits Index" on pages 26 through 28 of this Form 10-K
                     Report.

     (b) Reports on Form 8-K

                     During the last quarter of 1997, the Company filed the following Current Reports on Form
                     8-K:

                     On October 20, 1997, the registrant filed a Report on Form 8-K/A to a Report on Form 8-K dated August 6, 1997. The item reported was
                     Item 7. The financial statements filed were Statements of Income and Direct Operating Expenses (exclusive of certain items) for Chaparosa and Riverhill Apartments for the twelve months ended June 30, 1997. Also included were a Pro Forma Statement of Operations for the six months ended June 30, 1997, Pro Forma Balance Sheet as of June 30, 1997, and Pro Forma Statement of Operations for the year ended December 31, 1996.

                     On December 8, 1997, the registrant  filed a
                     Report on Form 8-K.  The item  reported  was
                     Item  2  (the   acquisition  of  the  Copper
                     Crossing Apartments).

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1997)

                                                                                                                Subsequently
                                                                   Initial Cost                                 Capitalized
                                                 Encum-            -----------------------------------------------------------------
                     Description                 brances               Land                 Bldg. & Impr.             Impr.
------------------------------------------------------------------------------------------------------------------------------------
                   1) Brookfield                 $0                  $1,146,282            $4,312,203              $487,814
                   * Dallas, TX
                   * Multi-family housing


                   2) Eagle Crest                $0                  $2,973,500           $12,676,500            $1,649,740
                   * Irving, TX
                   * Multi-family housing

                   3) Tahoe Apartments           $0                  $1,081,206            $4,609,354              $950,667
                   * Arlington, TX
                   * Multi-family housing

                   4) Mill Crossing              $0                    $772,501            $3,771,620              $502,787
                   * Arlington, TX
                   * Multi-family housing

                   5) Polo Run                   $0                    $891,667            $5,967,307              $686,189
                   * Arlington, TX
                   * Multi-family housing

                   6) Wildwood Apartments        $0                    $832,339            $3,131,180              $426,223
                   * Euless, TX
                   * Multi-family housing

                   7) Toscana Apartments         $0                    $819,634            $5,034,897              $367,692
                   * Dallas, TX
                   * Multi-family housing

                   8) Arbors on Forest Ridge     $0                    $697,402            $7,051,505              $566,766
                   * Bedford, TX
                   * Multi-family housing

                   9) Paces Cove                 $0                  $1,948,245            $7,329,110              $259,204
                   * Dallas, TX
                   * Multi-family housing

                  10) Remington Hills            $0                  $3,144,000            $9,956,000              $715,064
                   * Irving, TX
                   * Multi-family housing

                  11) Copper Crossing            $0                    $855,000            $3,895,000              $125,750
                   * Fort Worth, TX
                   * Multi-family housing
                                                                    $15,161,775           $67,734,677            $6,737,896   (2)
                                                    ================================================================================

                                         Gross Amount Carried
                             -------------------------------------------------               Date of    Date
 Description                        Land      Bldg. & Impr.      Total       Acc. Dep.       Const.     Acquired        Dep. Life
------------------------------------------------------------------------------------------------------------------------------------
   1) Brookfield                $1,203,420     $4,742,879     $5,946,299      $166,694       1984    Jan. 28, 1997     27.5 yrs.
   * Dallas, TX
   * Multi-family housing

   2) Eagle Crest               $3,077,332    $14,222,408    $17,299,740      $483,740       1983    Jan. 30, 1997     27.5 yrs.
   * Irving, TX                                                                    1985
   * Multi-family housing

   3) Tahoe Apartments          $1,128,570     $5,512,657     $6,641,227      $199,049       1979    Jan. 31, 1997     27.5 yrs.
   * Arlington, TX
   * Multi-family housing

   4) Mill Crossing               $802,354     $4,244,554     $5,046,908      $136,519       1979    Feb. 21, 1997     27.5 yrs.
   * Arlington, TX
   * Multi-family housing

   5) Polo Run                    $935,852     $6,609,311     $7,545,163      $191,302       1984    Mar. 31, 1997     27.5 yrs.
   * Arlington, TX
   * Multi-family housing

   6) Wildwood Apartments         $880,841     $3,508,901     $4,389,742       $98,645       1984    Mar. 31, 1997     27.5 yrs.
   * Euless, TX
   * Multi-family housing

   7) Toscana Apartments          $858,233     $5,363,990     $6,222,223      $147,777       1986    Mar. 31, 1997     27.5 yrs.
   * Dallas, TX
   * Multi-family housing

   8) Arbors on Forest Ridge      $727,692     $7,587,981     $8,315,673      $187,034       1986    Apr. 25, 1997     27.5 yrs.
   * Bedford, TX
   * Multi-family housing

   9) Paces Cove                $1,838,745     $7,697,814     $9,536,559      $141,850       1982    June 24, 1997     27.5 yrs.
   * Dallas, TX
   * Multi-family housing

  10) Remington Hills           $3,061,324    $10,753,740    $13,815,064      $133,270       1984    Aug. 6, 1997      27.5 yrs.
   * Irving, TX                                                                              1985    Aug. 6, 1997
   * Multi-family housing

  11) Copper Crossing             $882,460     $3,993,290     $4,875,750       $12,123       1981    Nov. 25, 1997     27.5 yrs.
   * Fort Worth, TX
   * Multi-family housing


                               $15,396,823    $74,237,525    $89,634,348(1) $1,898,003
                             =======================================================================

(1)  Represents the aggregate cost for Federal Income tax purposes.
(2)  Included  real  estate   commissions,   closing   costs  and   improvements
     capitalized since the date of acquisition.
(3) The following is a reconciliation of the carrying amount of real estate owned:

         Balance at  January 1, 1997                               $           0
         Real estate purchased                                        84,147,726
         Improvements, furniture and fixtures                          3,606,088
                                                              --------------------

         Balance at December 31, 1997                             $  87,753,814
                                                              ====================

  (4) The following is a reconciliation of accumulated depreciation:

         Balance at January 1, 1997                                  $           0
         Depreciation  expense                                           1,898,003
                                                              --------------------
         Balance at December 31,1997                                 $   1,898,003
                                                              ====================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1998.

                              APPLE RESIDENTIAL INCOME TRUST, INC.

                              By:      /s/ Glade M. Knight
                                      --------------------
                                       Glade M. Knight,
                                       President

                  Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE               CAPACITY                   DATE

/s/ Glade M. Knight              Director, President,       March  30, 1998
----------------------------     Chief Executive
Glade M. Knight                  Officer, Chief
                                 Financial Officer
                                 (and Principal
                                 Accounting Officer)

/s/ Penelope W. Kyle             Director                   March  30, 1998
----------------------------
Penelope W. Kyle

/s/ Bruce H. Matson              Director                   March  30, 1998
----------------------------
Bruce H. Matson

/s/ Lisa B. Kern                 Director                   March  30, 1998
----------------------------
Lisa B. Kern

                    Supplemental Information to Be Furnished
                  With Reports Filed Pursuant to Section 15 (d)
                    Of the Act by Registrants Which Have Not
                        Registered Securities Pursuant To
                              Section 12 of the Act

The Company's Definitive Proxy Statement incorporated by reference in response to certain items in this Form 10-K Annual Report will be furnished to security holders after the date of the filing of this Annual Report. Such Definitive Proxy Statement will be furnished to the Securities and Exchange Commission when it is sent to the security holders.

                                  EXHIBIT INDEX

Exhibit Number             Description

3.1            Articles of Incorporation of Apple Residential Income Trust, Inc.
               (Incorporated by reference to Exhibit 3.1 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

3.2 Articles of Amendment to the Articles of Incorporation of Apple Residential Income Trust, Inc. (Incorporated by reference to
               Exhibit 3.3 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

3.3 Articles of Amendment to the Articles of Incorporation of Apple Residential Income Trust, Inc. (Incorporated by reference to
               Exhibit 3.4 filed in the registrant's registration statement on Form S-11; File No. 33-10635).

3.4 Amended and Restated Bylaws of Apple Residential Income Trust, Inc. (Amended and Restated Through December 19, 1997). (Incorporated by reference to Exhibit 3.5 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

4.1 Loan Agreement dated as of March 1, 1997, by and between Apple Residential Income Trust, Inc. and First Union National Bank of Virginia. (Incorporated by reference to Exhibit 4.1 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

4.2 Amendment to Loan Agreement dated as of August 1, 1997, by and between Apple Residential Income Trust, Inc. and First Union National Bank of Virginia. (Incorporated by reference to Exhibit
               4.2 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

4.3 Amended and Restated Promissory Note dated August 1, 1997, from Apple Residential Income Trust, Inc. to the order of First Union National Bank of Virginia. (Incorporated by reference to Exhibit
               4.3 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.1           Advisory  Agreement between Apple Residential  Income Trust, Inc.
               and Apple Residential Advisors, Inc. (Incorporated by reference to Exhibit 10.1 filed in the registrant's registration Statement on Form S-11; File No. 333-10635).

10.2 Form of Property Management Agreement between Apple Residential Income Trust, Inc. and Apple Residential Management Group, Inc. (Incorporated by reference to Exhibit 10.2 filed in the registrant's registration statement on Form S-11; File No. 333-10635.)

10.3 Property Acquisition/Disposition Agreement between Apple Residential Income Trust, Inc. and Apple Realty Group, Inc. (Incorporated by reference to Exhibit 10.3 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.4 Apple Residential Income Trust, Inc. 1996 Incentive Plan (Incorporated by reference to Exhibit 10.4 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.5 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.5 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.6           Right of First Refusal  Agreement.  (Incorporated by reference to
               Exhibit 10.6 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

Exhibit Number             Description

10.7 Advisory Agreement Subcontract among Apple Residential Income Trust, Inc., Apple Residential Advisors, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit
               10.4 to Form S-3 of Cornerstone Realty Income Trust, Inc. (File No. 333-23693) filed on March 20, 1997).

10.8 Property Management Agreement Subcontract among Apple Residential Income Trust, Inc., Apple Residential Management Group, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-3 of Cornerstone Realty Income Trust, Inc. (File No. 333-23693) filed on March 20, 1997).

10.9 Agreement and Bill of Transfer and Assignment among Apple Residential Income Trust, Inc., Apple Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-3 of Cornerstone Realty Income Trust, Inc. (File No. 333-23693) filed on March 20, 1997).

10.10 Common Share Purchase Option Agreement between Apple Residential Income Trust, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated herein by reference to Exhibit 10.8 filed to Form S-3 of Cornerstone Realty Income Trust, Inc. (File No. 333-23693) filed on March 20, 1997).

10.11 Articles of Incorporation of Apple Limited, Inc. (Incorporated by reference to Exhibit 10.12 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.12          Bylaws of Apple  Limited,  Inc.  (Incorporated  by  reference  to
               Exhibit 10.13 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.13 Articles of Incorporation of Apple General, Inc. (Incorporated by reference to Exhibit 10.l4 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.14          Bylaws of Apple  General,  Inc.  (Incorporated  by  reference  to
               Exhibit 10.15 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.15 Certificate of Limited Partnership of Apple REIT Limited Partnership. (Incorporated by reference to Exhibit 10.16 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.16          Limited Partnership  Agreement of Apple REIT Limited Partnership.
               (Incorporated by reference to Exhibit 10.17 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.17          Property   Management   Agreement  for   Brookfield   Apartments.
               (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated January 28, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.18          Property Management  Agreement for Eagle Crest I & II Apartments.
               (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated January 28, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.19 Property Management Agreement for Tahoe Apartments. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated January 28, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.20          Property  Management  Agreement  for  Mill  Crossing  Apartments.
               (Incorporated by reference to Exhibit 10.3 to Current Report on From 8-K dated February 21, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

Exhibit Number                      Description

10.21          Property   Management   Agreement   for  Polo   Run   Apartments.
               (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.22          Property   Management    Agreement   for   Wildwood   Apartments.
               (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635)

10.23          Property    Management    Agreement   for   Toscana   Apartments.
               (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.24 Property Management Agreement for the Arbors on Forest Ridge Apartments. (Incorporated by reference to Exhibit 10.2 to Current Report on From 8-K dated April 25, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.25          Property   Management   Agreement  for  Pace's  Cove  Apartments.
               (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 24, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.26 Property Management Agreement for Remington Hills at Las Colinas (formerly Chaparosa and Riverhill) Apartments. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 6, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.27          Property  Management  Agreement for Copper  Crossing  Apartments.
               (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 24, 1997 of Apple Residential Income Trust, Inc.; File No. 333-10635).

21             Subsidiaries  of  Apple  Residential   Income  Trust,  Inc.  FILE
               HEREWITH.

27             Financial Data Schedule. FILE HEREWITH

99.1 Portions of pages 26 through 34, of the Prospectus dated November 19, 1996 of Apple Residential Income Trust, Inc. FILED HEREWITH.

99.2 Portions of pages S-3 through S-26 of Supplement No. 7 dated February 2, 1998 to the Prospectus dated November 19, 1996 of Apple Residential Income Trust, Inc. FILED HEREWITH.