Form 10-Q
period 1998-03-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1998-05-14
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to

                        Commission File Number 0-23983

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 1, 1998, there were outstanding 17,816,856 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                                  Page Number

PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                          Consolidated Balance Sheets   -              3
                          March 31, 1998
                          and December 31, 1997

                          Consolidated Statements of                   4
                          Operations -
                          Three months ended March 31, 1998
                          and March 31, 1997

                          Consolidated Statement of                    5
                          Shareholders' Equity-
                          Three months ended March 31, 1998

                          Consolidated Statements of Cash Flows -      6
                          Three months ended March 31, 1998
                          and March 31, 1997

                          Notes  to  Consolidated   Financial          7
                          Statements

         Item 2.      Management's Discussion and Analysis            11
                      of  Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities and Use of Proceeds       14

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                15

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             March 31,            December 31,
                                                                               1998                   1997
                                                                   ---------------------------------------------

ASSETS

Investment in Rental Property
Land                                                                        $ 19,242,535           $ 15,396,823
Building and improvements                                                     95,914,449             73,113,886
Furniture and fixtures                                                         1,410,819              1,123,639
                                                                   ---------------------------------------------

                                                                             116,567,803             89,634,348
Less accumulated depreciation                                                 (2,787,548)            (1,898,003)
                                                                   ---------------------------------------------

                                                                             113,780,255             87,736,345
                                                                   ---------------------------------------------

Cash and cash equivalents                                                     36,601,110             24,162,572
Prepaid expenses                                                                  90,784                142,581
Other assets                                                                     774,271                444,022
                                                                   ---------------------------------------------

                                                                              37,466,165             24,749,175
                                                                   ---------------------------------------------

                                              Total Assets                  $151,246,420           $112,485,520
                                                                   =============================================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Accounts payable                                                            $    355,938              $ 536,324
Accrued expenses                                                               2,143,818              2,143,888
Rents received in advance                                                         23,902                 70,051
Tenant security deposits                                                         492,175                394,702
                                                                   ---------------------------------------------
                                                                               3,015,833              3,144,965

Shareholders' equity
Common stock, no par value,  authorized 50,000,000
   shares; issued and outstanding 16,708,817 shares
   and 12,371,829  shares, respectively                                      148,058,824            109,090,459
Class B convertible stock, no par value,
   authorized 200,000 shares;
   issued and outstanding 200,000 shares                                          20,000                 20,000
Receivable from officer-shareholder                                              (20,000)               (20,000)
Net income greater than distributions                                            171,763                250,096
                                                                   ---------------------------------------------

                                                                             148,230,587            109,340,555
                                                                   ---------------------------------------------

                                              Total Liabilities
                                              and Shareholders' Equity      $151,246,420           $112,485,520
                                                                     ===========================================



See accompanying notes to financial statements

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                                                 Three Months Ended               Three Months Ended
                                                                     March 31,                         March 31,
                                                                        1998                             1997
                                                                -------------------------------------------------------

REVENUE:
                 Rental income                                           $ 4,928,751                $ 1,154,400

EXPENSES:
                      Property  and maintenance                            1,236,828                    292,652
                      Taxes and insurance                                    738,151                    106,098
                      Property management                                    257,038                     60,663
                      General and administrative                             162,873                     73,335
                      Amortization                                             8,484                      8,476
                      Depreciation of rental property                        889,545                    137,689
                                                                -------------------------------------------------------

                                              Total expenses               3,292,919                    678,913
                                                                -------------------------------------------------------

Income  before interest income (expense)                                   1,635,832                    475,487

   Interest income                                                           336,387                     84,935
   Interest expense                                                          (12,501)                    (4,167)
                                                                -------------------------------------------------------

Net income                                                               $ 1,959,718                  $ 556,255
                                                                =======================================================

Basic and diluted earnings  per common  share                            $      0.14                  $    0.16
                                                                =======================================================

Distributions per common share                                                  0.20                       -
                                                                =======================================================


See accompanying notes to financial statements

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                         Common Stock
                                                                          ---------------------------------------------
                                                                                  Number
                                                                                of Shares             Amount
                                                                          ---------------------------------------------

Balance at December 31, 1997                                                    12,371,829         $ 109,090,459

Net proceeds from the sale of shares                                             4,212,296            37,846,237
Net income                                                                           -                      -
Cash distributions declared to shareholders ($. 203  per share)                      -                      -
Shares issued through reinvestment of distributions                                124,681             1,122,128
                                                                          ---------------------------------------------

Balance at  March 31, 1998                                                      16,708,806         $ 148,058,824
                                                                          =============================================





                                                                           Convertible Class B Stock
                                                                            Number
                                                                          of Shares           Amount
                                                                    --------------------------------------

Balance at December 31, 1997                                                  200,000      $ 20,000

Net proceeds from the sale of shares                                               -             -
Net income                                                                         -             -
Cash distributions declared to shareholders ($. 203  per share)                    -             -
Shares issued through reinvestment of distributions                                -             -
                                                                    --------------------------------------

Balance at  March 31, 1998                                                    200,000      $ 20,000
                                                                    ======================================





                                                                             Receivable         Net Income            Total
                                                                           From Principal      Greater Than       Shareholders'
                                                                             Shareholder      Distributions          Equity
                                                                           ------------------------------------------------------

Balance at December 31, 1997                                                $ (20,000)         $ 250,096        $ 109,340,555

Net proceeds from the sale of shares                                             -                  -              37,846,237
Net income                                                                       -             1,959,718            1,959,718
Cash distributions declared to shareholders ($. 203  per share)                  -            (2,038,051)          (2,038,051)
Shares issued through reinvestment of distributions                              -                  -               1,122,128
                                                                           ------------------------------------------------------

Balance at  March 31, 1998                                                  $ (20,000)           171,763        $ 148,230,587
                                                                           ======================================================




See accompanying notes to financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)



                                                                   Three Months                      Three Months
                                                                      Ended                             Ended
                                                                       1998                              1997
                                                              ---------------------------------------------------------
Cash flow from operating activities:

   Net income                                                             $1,959,718                          $556,255
   Adjustments to reconcile net income  to net cash
   provided by operating activities
     Depreciation and amortization                                           898,029                           146,165
     Amortization of deferred financing costs                                 12,501                             4,167
     Changes in operating assets and liabilities:
       Prepaid expenses                                                       51,797                          (132,486)
       Other assets                                                         (351,234)                         (751,257)
       Accounts payable                                                     (180,386)                          508,843
       Accrued expenses                                                      (69,296)                          589,338
       Rent received in advance                                              (46,149)                           19,241
       Tenant security deposits                                                 (962)                              599
                                                              ---------------------------------------------------------

                      Net cash provided by operating activities            2,274,018                           940,865

Cash flow from investing activities:

   Acquisitions of rental property, net of liabilities assumed           (25,160,351)                      (49,240,262)
   Capital improvements                                                   (1,595,174)                         (210,600)
                                                              ---------------------------------------------------------

                      Net cash used in investing activities              (26,755,525)                      (49,450,862)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                             -                        10,000,000
   Net proceeds from issuance of shares                                   38,958,096                        39,893,637
   Cash distributions paid to shareholders                                (2,038,051)                                -
                                                               ---------------------------------------------------------

                      Net cash provided by financing activities           36,920,045                        49,893,637

                      Increase  in cash and cash equivalents              12,438,538                         1,383,640

Cash and cash equivalents, beginning of year                              24,162,572                               100
                                                               ---------------------------------------------------------

                                              Cash and cash equivalents,
                                              end of  year               $36,601,110                        $1,383,740
                                                               =========================================================




See accompanying notes to financial statements

                      APPLE RESIDENTIAL INCOME TRUST, INC

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

(1)    General Information and Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K.

         All earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement 128 requirements.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

 (2)    Investment in Rental Property

         The Company purchased three properties located in the Dallas/ Fort Worth area of Texas for $24,525,000. The following is a summary of rental property acquired during the three months ended March 31, 1998:


                                    Initial                   Date
         Description                Acquisition Cost          Acquisition
         -----------                ----------------          -----------

         Main Park                  $ 8,000,000               February, 1998
         Timberglen                  12,000,000               February, 1998
         Copper Ridge                 4,525,000               March, 1998

(3)    Notes Payable

           During 1997, the Company entered into an agreement with a commercial bank for an unsecured revolving line of credit not to exceed $20 million to facilitate the timely acquisition of properties. The line of credit expired on March 31, 1998 and has not been amended to extend the maturity date. Borrowings under the agreement were evidenced by an unsecured promissory note and bore interest at one-month LIBOR plus 200 basis points. As of March 31, 1998 there were no outstanding borrowings under the line of credit.

(4)    Related Parties



           Prior to March 1, 1997, the Company had contracted with Apple Residential Management Group, Inc. (the "Management Company") to manage the acquired properties, Apple Residential Advisors, Inc. (the "Advisor") to advise and provide the Company with day to day management, and Apple Realty Group, Inc. to acquire and dispose of real estate assets held by the Company. The Company paid the Management Company a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $52,375. The Company paid the Advisor a fee equal to .25% of total contributions received by the Company in the amount of $14,894. The Company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,382.

           Effective March 1, 1997, with the approval of the Company, Cornerstone Realty Income Trust Inc. ("Cornerstone"), for which Glade
           M. Knight (Chief Executive Officer and Chairman of the Board of the Company) also serves as Chief Executive Officers and Chairman, entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone will provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above. For the three months ended March 31, 1998, the Company paid Cornerstone $351,534 under the agreements.

           During 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares (valued at $11 per common share for a total of $1,650,000) in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone is entitled, under the terms of the acquisition/disposition agreement, to a real commission equal to 2% of the gross purchase price of the Company's properties. For the three months ended March 31, 1998, the Company paid Cornerstone approximately $490,500 under the agreement.

           During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions. In April 1997, Cornerstone purchased 417,778 common shares of the Company at $9 per share for approximately $3.76 million. Cornerstone owns approximately 2.5% of the total common shares of the Company outstanding as of March 31, 1998. Cornerstone intends to make periodic evaluations of the advisability of purchasing additional common shares of the Company and may make such purchases, if such purchases are deemed by the Cornerstone board of directors to be in the best interests of Cornerstone and its shareholders.

(5) Earnings Per Common Share

                  The following table sets forth the computation of basic and diluted earnings per common share:


                                                        Three Months   Three Months
                                                           Ended           Ended
                                                          3/31/98         3/31/97
                                                          -------         -------

                  Numerator:

                        Net income                     $ 1,959,718     $  556,255
                             Numerator for basic and
                             diluted earnings            1,959,718        556,255

                  Denominator:

                        Denominator for basic
                        earnings per share-weighted-
                        average shares                  13,882,117      3,403,759
                  Effect of dilutive securities:
                        Stock options                          -              -
                  ----------------------------------------------------------------
                  Denominator for diluted earnings
                        per share-adjusted weighted-
                        average shares and assumed
                        conversions                     13,882,117      3,403,759
                  ----------------------------------------------------------------

                  Basic and diluted earnings per
                       common share                    $      0.14     $     0.16
                  ----------------------------------------------------------------



(6)    Subsequent Events

           During April 1998, the Company distributed to its shareholders approximately $2,753,213 (20.4 cents per share) of which approximately $1,746,082 was reinvested in the purchase of additional shares through the Additional Share Option. During April 1998, the Company also closed the sale to investors of 933,431 shares at $10 per share representing net proceeds to the Company after payment of brokerage fees of $8,400,876.

           During May 1998, the Company purchased Bitter Creek Apartments, a 472-unit apartment community located in Grand Prairie, Texas for $13,505,000.

(7)    Acquisitions (unaudited)



           The following unaudited pro forma information for the three months ended March 31, 1998 and 1997 assumes the property acquisitions made during 1998 and 1997 were made by the Company on January 1 of the respective year and is presented as if (a) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and (b) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                  Three Months           Three Months
                                      Ended                 Ended
                                     3/31/98               3/31/97
                                     -------               -------

Rental Income                      $5,442,733             $5,432,343

Net Income                         $2,048,501             $1,761,932

Net Income Per Share               $      .13             $      .13

           The pro forma information reflects adjustments for the actual rental income and rental expenses of the 3 acquisitions made in 1998 and the 12 acquisitions made in 1997 for the respective periods in 1998 and 1997 prior to their acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% of annual gross proceeds of common stock raised; and (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Results of Operations

         Income and occupancy

         The Company's property operations for three months ended March 31,1998 reflect the operations from the properties acquired before 1998 and from the 3 properties acquired in 1998 from their respective acquisition dates. The increase in rental income and operating expenses from the first quarter 1997 to first quarter 1998 is primarily due to a full quarter of operation of the 1997 acquisitions as well as the incremental effect of the 1998 acquisitions.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased to $4,928,751 in 1998 from $1,154,400 in 1997 due to the factors stated above.

         Overall economic occupancy for the Company's properties was 94% and 92% at the three months ended March 31, 1998 and 1997. Overall, the average rental rates for the portfolio increased 13% to $588 from $516 per month for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily due to rental increases.

         The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three months ended March 31, 1998 and 1997 was $336,387 and $84,935, respectively. The increase during the three months ended March 31, 1998 is due to the Company's investment balance held pending acquisitions. It is anticipated the interest income will decrease with future acquisitions.

         Expenses

         Total expenses for the first three months increased to $3,292,919 in 1998 from $678,913 in 1997. The increase is due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 45% and 40% for the three months ended March 31, 1998 and 1997, respectively. The increase from the first quarter of 1997 to the first quarter of 1998 is primarily due to a full quarter of operation of the 1997 acquisitions.

         General and administrative expenses totaled 3% of total rental income for the three months ended March 31, 1998 and 6% for the same period in 1997. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

         Depreciation expense for the three months has increased to $889,545 in 1998 from $137,689 in 1997. The increase is directly attributable to the acquisition of additional apartment communities in 1998 and 1997.

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the three months ended March 31, 1998, as the Company continued to acquire properties. During the three months ended March 31, 1998, the Company closed the sale to investors of 4,336,988 shares representing gross proceeds to the Company of $43,369,884 and net proceeds after payment of brokerage fees and other offering-related costs of $38,973,479.

         Using proceeds from the sale of common shares, the Company acquired 696 apartment units in three residential rental communities during first quarter of 1998. The following is information on these three acquisitions:


         Property Name              Date Acquired       Units     Purchase Price       Location
         -------------              -------------       -----     --------------       --------
         Main Park Apartments       February 1998       192       $ 8,000,000          Duncanville, TX
         Timberglen Apartments      February 1998       304        12,000,000          Dallas, TX
         Copper Ridge Apartments    March 1998          200         4,525,000          Fort Worth, TX


         Notes payable

         The Company generally seeks to hold all of its properties on an unsecured basis, although it is not prohibited from incurring secured debt . The Company's $20 million unsecured line of credit expired on March 31,1998 and was not amended to extend the maturity date. As of March 31, 1998, there was no outstanding balance on the unsecured line of credit.

         Cash and cash equivalents

         Cash and cash equivalents totaled $36,601,110 at March 31, 1998. During the first quarter in 1998, the Company distributed $2,038,051 to its shareholders, of which $1,246,809 was reinvested in additional shares through the Additional Share Option. The reinvested funds netted the Company $1,122,128 after payment of brokerage fees. During this quarter, the Company distributed $84,808 to Cornerstone on shares that had been purchased by Cornerstone.

         Capital requirements

         The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. On May 8, 1998, the Company purchased Bitter Creek Apartments , a 472-unit apartment community located in Grand Prairie, Texas for $13,505,000. As of May 9, 1998, no material definitive commitments existed for the purchase of additional properties. The potential sources to fund the improvements and acquisitions include additional equity, cash reserves, and debt provided by its line of credit.

         The Company capitalized $1.6 million of improvements to its various properties during the first quarter of 1998. It is anticipated that some $6 million in additional capital improvements will be completed during the next year on the current portfolio, which are expected to be funded through cash reserves and dividend reinvestment.

         The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

         Capital resources are expected to grow with the future sale of its shares and the cash flow from operations. Approximately 55% of all first quarter 1998 distributions, $1,122,128, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1998.

 Part II, Item 2.  Changes in Securities and Use of Proceeds

 The following table sets forth information concerning the Company's ongoing offering of common shares (the "Offering") and the use of proceeds from the Offering as of March 31, 1998:


         Common Shares Registered:

                  1,666,666.67      Common Shares $ 9 per Common Shares  $ 15,000,000
                 23,500,000.00      Common Shares $10 per Common Shares  $235,000,000
                 -------------

Totals:          25,166,666.67      Common Shares
                 -------------

         Common Shares Sold:

                  1,666,666.67      Common Shares $ 9 per Common Share   $ 15,000,000
                 14,624,361.33      Common Shares $10 per Common Share   $146,243,616
                 -------------                                            -----------

Totals:          16,291,028.00      Common Shares                        $161,243,616
                 -------------                                            -----------


         Expenses of Issuance and Distribution of Common Shares

              1.  Underwriting discounts and commissions                 $ 16,124,362
              2.  Expenses of underwriters                               $        -
              3.  Direct or indirect payments to directors or officers
                  of the Company or their associates, to ten percent
                  shareholders, or to affiliates of the Company          $        -
              4.  Fees and expenses of third parties                     $    820,430
                                                                      ---------------
              Total Expenses of Issuance and Distribution of
                   Common Shares                                         $ 16,944,792

         Net Proceeds to the Company                                     $144,298,824

              1.  Purchase of real estate (including repayment of
                  indebtedness incurred to purchase real estate)         $103,661,452
              2.  Interest on indebtedness                               $    470,885
              3.  Working capital                                        $ 36,409,371
              4.  Fees to the following (all affiliates of officers of
                  the Company):

                      a.  Apple Residential Advisors, Inc.               $     14,894
                      b.  Apple Realty Group, Inc.                       $    624,382
                      c.  Cornerstone Realty Income Trust, Inc.          $  3,117,840

               5.   Fees and expenses of third parties:                  $        -
                      a.  Legal                                          $        -
                      b.  Accounting                                     $        -

               6. Other (specify ____________)                           $        -
                                                                         ------------


                  Total of Application of Net Proceeds to the
                  Company                                                $144,298,824


                       Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27- Financial Data Schedule

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 1998, the items reported and the financial statements included in such filings.


Type and Date of Reports         Items Reported       Financial Statements Filed
------------------------         --------------       --------------------------

Form 8-K dated                          2                        None
February 4, 1998

Form 8-K/A (date of                     7             Historical  Statement  of
Original Report:                                      Income and Direct Operating
November 24, 1997)                                    Expenses of Copper Crossing
                                                      Apartments  for the twelve
                                                      months ended October 31, 1997

Form 8-K dated                          2                         None
February  13, 1998


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Apple Residential Income Trust, Inc.

                                  (Registrant)

DATE:   5-14-98                       BY:    /s/ Glade M. Knight
     ------------------                       -------------------
                                             Glade M. Knight
                                             President

                                      BY:    /s/ Stanley J. Olander
                                             ----------------------
                                             Stanley J. Olander
                                             Treasurer