Form 10-Q
period 1998-06-30
APPLE RESIDENTIAL INCOME TRUST INC
filed 1998-08-14
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 1, 1998, there were outstanding 21,773,998 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                       Page Number
                                                                                       -----------
PART I.           FINANCIAL INFORMATION:

         Item 1.      Financial Statements (Unaudited)

                          Consolidated  Balance Sheets - June 30, 1998                        3
                              and December 31, 1997

                          Consolidated Statements of Operations -                             4
                              Three months ended June 30, 1998 and June 30, 1997
                              Six months ended June 30, 1998 and June 30, 1997


                         Consolidated Statement of Shareholders' Equity-                      5
                             Six months ended June 30, 1998

                         Consolidated Statements of Cash Flows -                              6
                             Six months ended June 30, 1998
                             and June 30, 1997

                         Notes to Consolidated Financial Statements                           7

         Item 2.      Management's Discussion and Analysis                                   12
                      of  Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities and Use of Proceeds.                             16

         Item 3.      Defaults Upon Senior Securities (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable).

         Item 6.      Exhibits and Reports on Form 8-K.
                                                                                             17


APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                June 30,                         December 31,
                                                                                  1998                               1997
                                                                            -----------------                   ----------------
ASSETS

Investment in Rental Property
Land                                                                             $25,515,794                        $15,396,823
Buildings and property improvements                                              111,419,576                         73,113,886
Furniture and fixtures                                                             1,896,013                          1,123,639
                                                                            -----------------                   ----------------

                                                                                 138,831,383                         89,634,348
Less accumulated depreciation                                                     (3,978,003)                        (1,898,003)
                                                                            -----------------                   ----------------

                                                                                 134,853,380                         87,736,345

Cash and cash equivalents                                                         45,877,272                         24,162,572
Prepaid expenses                                                                      99,503                            142,581
Other assets                                                                       1,128,864                            444,022
                                                                            -----------------                   ----------------

               Total Assets                                                     $181,959,019                       $112,485,520
                                                                            =================                   ================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Accounts payable                                                                   1,235,261                            536,324
Accrued expenses                                                                   1,710,253                          2,143,888
Rents received in advance                                                             42,745                             70,051
Tenant security deposits                                                             588,753                            394,702
                                                                            -----------------                   ----------------

               Total Liabilities                                                   3,577,012                          3,144,965

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 20,109,698 shares
   and 12,371,829 shares, respectively                                           178,551,942                        109,090,459
Class B convertible stock, no par value, authorized 200,000 shares;
   issued and outstanding 200,000  shares                                             20,000                             20,000
Receivable from officer-shareholder                                                        -                            (20,000)
Net income  greater than distributions                                              (189,935)                           250,096
                                                                            -----------------                   ----------------

               Total Shareholders' Equity                                        178,382,007                        109,340,555
                                                                            -----------------                   ----------------

               Total Liabilities and Shareholders' Equity                       $181,959,019                       $112,485,520
                                                                            =================                   ================






See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                   Three Months Ended                       Six Months Ended
                                                               June 30,         June 30,               June 30,        June 30,
                                                                 1998             1997                   1998            1997
                                                            ---------------------------------        -------------------------------
REVENUE:
               Rental income                                     $6,106,378       $2,824,034           $11,035,129       $3,978,434

EXPENSES:
                    Property and maintenance                      1,634,846          808,237             2,871,674        1,100,889
                    Taxes and insurance                             724,401          472,857             1,462,552          578,955
                    Property management                             349,207          135,790               606,245          196,453
                    General and administrative                      194,322          109,314               357,195          182,649
                    Amortization  expense                             8,484            8,484                16,968           16,960
                    Depreciation of rental property               1,190,455          305,652             2,080,000          443,341
                                                            ---------------------------------        -------------------------------


                                   Total expenses                 4,101,715        1,840,334             7,394,634        2,519,247
                                                            ---------------------------------        -------------------------------

Income before interest  income (expense)                          2,004,663          983,700             3,640,495        1,459,187

   Interest income                                                  485,409            3,606               821,796           88,541
   Interest expense                                                 (13,330)        (156,837)              (25,831)        (161,004)
                                                            ---------------------------------        -------------------------------

Net income                                                       $2,476,742         $830,469            $4,436,460       $1,386,724
                                                            =================================        ===============================

Basic and diluted earnings per common share                           $0.14            $0.15                 $0.28            $0.31
                                                            =================================        ===============================

Distributions per common share                                       $ 0.20           $ 0.20                $ 0.41           $ 0.20
                                                            =================================        ===============================




See accompanying notes to consolidated financial statements

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




                                                 Common Stock      Convertible Class B Stock
                                              --------------------- ------------------------ Receivable    Net Income      Total
                                                   Number                 Number           From Officer- Greater Than Shareholders'
                                                 of Shares      Amount   of Shares  Amount  Shareholder  Distributions   Equity
                                              ------------------------------------------------------------------------------------

Balance at December 31, 1997                    12,371,829  $109,090,459  200,000  $20,000    ($20,000)   $ 250,096   $109,340,555

Net proceeds from the sale of shares             7,438,580    66,767,882        -        -           -            -     66,767,882
Net income                                               -             -        -        -           -    4,436,460      4,436,460
Cash distributions declared to shareholders
 ($.41 per share)                                        -             -        -        -           -   (4,876,491)    (4,876,491)
Payment  from officer-shareholder                        -             -        -        -      20,000            -         20,000
Shares issued through Additional Share Option      299,289     2,693,601        -        -           -            -      2,693,601
                                              ------------------------------------------------------------------------------------

Balance at June 30, 1998                        20,109,698  $178,551,942  200,000  $20,000           -    ($189,935)  $178,382,007
                                              ====================================================================================








See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six  Months Ended
                                                                                June 30,                           June 30,
                                                                                  1998                               1997
                                                                            ----------------------------------------------------
Cash flow from operating activities:

   Net income                                                                     $4,436,460                         $1,386,724
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                 2,096,968                            460,301
     Amortization of deferred financing costs                                         25,831                             16,668
     Changes in operating assets and liabilities:
       Prepaid expenses                                                               43,078                           (144,540)
       Other assets                                                                 (727,641)                          (235,148)
       Accounts payable                                                              698,937                            276,966
       Accrued expenses                                                             (633,699)                           644,150
       Rent received in advance                                                      (27,306)                             3,772
       Tenant security deposits                                                       (8,291)                            53,311
                                                                            -----------------                   ----------------

                    Net cash provided by  operating activities                     5,904,337                          2,462,204

Cash flow from investing activities:

   Acquisitions of rental property, net of liabilities assumed                   (44,875,121)                       (66,314,416)
   Capital improvements                                                           (3,919,508)                        (1,255,299)
                                                                            -----------------                   ----------------

                    Net cash used in investing activities                        (48,794,629)                       (67,569,715)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                     -                         26,540,000
   Repayments of short-term borrowings                                                     -                        (16,540,000)
   Payment from officer-shareholder                                                   20,000                                  -
   Net proceeds from issuance of shares                                           69,461,483                         56,720,606
   Cash distributions paid to shareholders                                        (4,876,491)                          (680,482)
                                                                            -----------------                   ----------------

                    Net cash provided by financing activities                     64,604,992                         66,040,124

                    Increase  in cash and cash equivalents                        21,714,700                            932,613

Cash and cash equivalents, beginning of year                                      24,162,572                                  -
                                                                            -----------------                   ----------------

                                   Cash and cash equivalents,
                                   end of period                                 $45,877,272                           $932,613
                                                                            =================                   ================





See accompanying notes to consolidated financial statements

                       APPLE RESIDENTIAL INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1998

(1)    General Information and Summary of Significant Accounting Policies

         Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K.

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

          The Company commenced operations in January 1997.

 (2)    Investment in Rental Property

          The Company purchased five properties located in the Dallas/ Fort Worth area of Texas for $43,730,000 during the six months ended June 30, 1998. The following is a summary of rental property acquired during the six months ended June 30, 1998:

                                        Initial                Date of
         Description                Acquisition Cost         Acquisition
         -----------                ----------------         -----------
         Main Park                    $ 8,000,000            February, 1998
         Timberglen                    12,000,000            February, 1998
         Copper Ridge                   4,525,000            March, 1998
         Silver Brook                  13,505,000            May, 1998
            (formerly Bitter Creek)
         Summer Tree                    5,700,000            June, 1998

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

          Effective March 1, 1997, with the approval of the Company, Cornerstone Realty Income Trust Inc. ("Cornerstone"), for which Glade M. Knight (Chief Executive Officer and Chairman of the Board of the Company) also serves as Chief Executive Officer and Chairman, entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone will provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above. For the six months ended June 30, 1998, the Company paid Cornerstone $817,954 under the agreements and $84,000 for certain reimbursable items.

          During 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares (valued at $11 per common share for a total of $1,650,000) in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone is entitled, under the terms of the acquisition/disposition agreement, to a real estate commission equal to 2% of the gross purchase price of the Company's properties plus reimbursement of certain expenses to the extent proceeds from the Company's equity offering are used to purchase the property. For the six months ended June 30, 1998, the Company paid Cornerstone approximately $874,600 under the agreement and $12,500 for expense reimbursement.

          During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions, extending through the end of the Company's initial public offering of its shares. In April 1997, Cornerstone purchased 417,778 common shares of the Company at $9 per share for approximately $3.76 million. Cornerstone owns approximately 2% of the total common shares of the Company outstanding as of June 30, 1998. Cornerstone intends to make periodic evaluations of the advisability of purchasing additional common shares of the Company and may make such purchases, if such purchases are deemed by the Cornerstone board of directors to be in the best interests of Cornerstone and its shareholders.

(4) Earnings Per Common Share

          The following table sets forth the computation of basic and diluted earnings per common share:

                                     Three Months       Six Months       Three Months         Six Months
                                         Ended             Ended            Ended                Ended
                                        6/30/98           6/30/98          6/30/97              6/30/97
                                     ------------       ----------       ------------         ----------
  Numerator:
        Net income                     $2,476,742       $4,436,460         $830,469           $1,386,724
           Numerator for basic and
           diluted earnings             2,476,742        4,436,460          830,469            1,386,724
  Denominator:
        Denominator for basic
        earnings per share-weighted-
        average shares                17,828,897        15,855,507        5,458,096            4,430,927
  Effect of dilutive securities:
        Stock options                          -                 -                -                    -
                                     ------------       ----------        ---------            ---------
  Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
       conversions                    17,828,897        15,855,507        5,458,096             4,430,927
                                     ------------       ----------        ---------             ---------
  Basic and diluted earnings per
       common share                    $     .14        $     0.28        $     .15            $     0.31
                                     ------------       ----------        ---------            ----------

(5)    Subsequent Events

          During July 1998, the Company distributed to its shareholders approximately $3,581,284 (20.5 cents per share) of which approximately $2,238,677 was reinvested in the purchase of additional shares through the Additional Share Option. During July 1998, the Company also closed the sale to investors of 1,440,433 shares at $10 per share representing net proceeds to the Company after payment of brokerage fees of $12,963,897.

          During July 1998, the Company purchased the following eight apartment communities:

                                                                                     Contractual
                                                                                       Interest
Property Name         Units         Purchase Price   Debt Assumed      Maturity Date     Rate     Location
-------------         -----         --------------   ------------      ------------  -----------  --------
Park Village          238           $7,000,000        -                -                  -       Bedford,TX
Cottonwood            200            5,700,000        -                -                  -       Arlington, TX
   Crossing
Pace's Point          300           11,405,000       $7,713,617        7-1-2003         8.555%    Lewisville, TX
Pepper Square         144            5,205,000        3,643,424        7-1-2006         8.575     North Dallas, TX
Emerald Oaks          250           10,930,000        6,685,706        4-1-2007         6.75      Grapevine, TX
Hayden's Crossing     170            4,705,000        3,072,399        4-1-2004         6.47      Grand Prairie, TX
Newport               200            6,330,000        3,043,873        12-1-2005        6.675     Austin, TX
Estrada Oaks          248            9,350,000        -                -                -         Irving, TX


          Park Village Apartments, Cottonwood Crossing Apartments, and Estrada Oaks Apartments were purchased with proceeds from the equity offering. The remaining properties were purchased through a combination of proceeds from the equity offering and assumption of mortgage loans. The total of the mortgage loans assumed at acquisition was $24,159,019.

(6)    Acquisitions (unaudited)

          The following unaudited pro forma information for the six months ended June 30, 1998 and 1997 assumes the property acquisitions made during the first six months of 1998 and all of 1997 were made by the Company on January 1 of the respective year and is presented as if (a) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and (b) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1 of the respective year, nor does it purport to represent the results of operations for future periods.

                                       Six Months            Six Months
                                         Ended                 Ended
                                        6/30/97               6/30/97
                                      ----------            ----------
Rental Income                          $12,930,805           $12,808,170
Net income                             $ 4,968,966           $ 3,927,518
Net Income Per Share                   $       .27           $       .26

          The pro forma information reflects adjustments for the actual rental income and rental expenses of the 5 acquisitions made in 1998 and the 12 acquisitions made in 1997 for the respective periods in 1998 and 1997 prior to their acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% of annual gross proceeds of common stock raised; (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years, and (4) weighted average number of shares has been adjusted assuming the properties were acquired with the net proceeds from the Company's "best efforts" offering of $10 per share (net $8.70 per share).

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

Results of Operations

          Income and occupancy

          Substantially all of the Company's income is from the rental operation of apartment communities. The Company's rental income for six months ended June 30,1998 reflect the operations from the properties acquired before 1998 and from the 5 properties acquired in 1998 from their respective acquisition dates. Rental income for the first six months increased to $11,035,129 in 1998 from $3,978,434 in 1997. For the second quarter of 1998 rental income increased to $6,106,378 from $2,824,034 in 1997. The increase in rental income is primarily due to the 1997 acquisition operations, as well as the incremental effect of the 1998 acquisition operations.

          Rental income is expected to continue to increase from the impact of planned improvements which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

          Overall economic occupancy for the Company's properties was 92% and 94% at the three months ended and six months ended June 30, 1998 and 1997. Overall, the average rental rates for the portfolio increased 4% to $514 from $493 per month for the six months ended June 30, 1998 and 1997, respectively. For the second quarter of 1998 and 1997 average rental rates increased 14% to $530 to $464 per month, respectively. The increase is primarily due to rental increases combined with increases in average rental rates of properties acquired.

          The Company's other source of income is the investment of its cash and cash reserves. Interest income for the six months ended June 30, 1998 and 1997 was $821,796 and $88,541, respectively. For the second quarter of 1998 and 1997, interest income was $485,409 and $3,600, respectively. The increases are due to the Company's investment balance held in liquid money market investments pending use for acquisitions. The investment rate was 4.9% at June 30, 1998. It is anticipated the interest income will decrease with future acquisitions.

          Expenses

          Total expenses for the first six months of 1998 increased to $7,394,634 from $2,519,247 in 1997. For the second quarter of 1998, total expenses increased to $4,101,715 from $1,840,334 for the same period in 1997. The increases are due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 45% and 47% for the six months ended June 30, 1998 and 1997, respectively. For the second quarter of 1998 and 1997, the operating expense ratio was 44% and 50%, respectively. The decreases are primarily due to a full period of operation of the 1997 acquisitions and increased efficiencies associated with economies of scale.

          General and administrative expenses totaled 3.2% of total rental income for the six months ended June 30, 1998 and 4.6% for the same period in 1997. For the second quarter of 1998 and 1997, general and administrative expense totaled 3.2% and 3.9%, respectively, of total income. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

          Depreciation expense for the six month period ended June 30 has increased to $2,080,000 in 1998 from $443,341 in 1997. For the second quarter of 1998 depreciation expense was $1,190,455 in 1998 and $305,526 for 1997. The increase is directly attributable to the acquisition of additional apartment communities in 1998 and 1997.

Liquidity and Capital Resources

          There was a significant change in the Company's liquidity during the six months ended June 30, 1998, as the Company continued to acquire properties. During the six months ended June 30, 1998, the Company closed the sale to investors of 7,737,869 shares representing gross proceeds to the Company of $77,378,698 and net proceeds after payment of brokerage fees and other offering-related costs of $69,461,483.

          Using proceeds from the sale of common shares, the Company acquired 1,400 apartment homes in five residential rental communities during first six months of 1998. The following is information on these five acquisitions:

                                                         Apartment
         Property Name              Date Acquired          Homes     Purchase Price       Location
         -------------              -------------          -----     --------------       --------
         Main Park Apartments       February 1998          192       $ 8,000,000          Duncanville, TX
         Timberglen Apartments      February 1998          304        12,000,000          Dallas, TX
         Copper Ridge Apartments    March 1998             200         4,525,000          Fort Worth, TX
         Bitter Creek Apartments    May 1998               472        13,505,000          Grand Prairie, TX
         Summer Tree Apartments     June 1998              232         5,700,000          Dallas, TX

          Notes payable

          During July 1998, the Company purchased five properties through a combination of using proceeds from the offering and assumption of mortgage loans. The total of the mortgage loans assumed at acquisition was approximately $24.1 million (see Note 5 to the consolidated financial statements).

          Cash and cash equivalents

          Cash and cash equivalents totaled $45,877,272 at June 30, 1998. During the first six months of 1998, the Company distributed $4,876,491 to its shareholders, of which $2,992,890 was reinvested in additional shares through the Additional Share Option. The reinvested funds netted the Company $2,693,601 after payment of brokerage fees. During the six months of 1998, the Company distributed $168,777 to Cornerstone on shares that had been purchased by Cornerstone.

          Capital requirements

          The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. During July 1998, the Company purchased eight properties for approximately $60.6 million. The properties were purchased through a combination of using approximately $36.4 million in proceeds from the offering and assumption of mortgage loans totaling approximately $24.2 million. As of August 1, 1998, no material definitive commitments existed for the purchase of additional properties. The potential sources to fund the improvements and any additional acquisitions include additional equity, cash reserves, and debt provided by its line of credit.

          The Company capitalized $3.9 million of improvements to its various properties during the first six months of 1998. It is anticipated that some $11 million in additional capital improvements will be completed during the next year on the current portfolio, which are expected to be funded through cash reserves and dividend reinvestment.

          The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

          Capital resources are expected to grow with the future sale of its shares and the cash flow from operations. Approximately 55% of 1998's first and second quarter distributions, $2,693,601 (net of brokerage commissions), were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1998.

Part II, Item 2.  Changes in Securities and Use of Proceeds

     The following table sets forth information concerning the Company's ongoing offering of common shares (the "Offering") and the use of proceeds from the Offering as of June 30, 1998:


         Common Shares Registered:
                      1,666,666.67          Common Shares $  9 per Common Shares  $  15,000,000
                     23,500,000.00          Common Shares $ 10 per Common Shares  $ 235,000,000
                     -------------
Totals:              25,166,666.67          Common Shares
                     -------------

         Common Shares Sold:
                     1,666,666.67           Common Shares $ 9 per Common Share    $  15,000,000
                    18,025,243.33           Common Shares $10 per Common Share    $ 180,252,433
                    -------------                                                   -----------
Totals:             19,691,910.00           Common Shares                         $ 195,252,433
                    -------------                                                   -----------


         Expenses of Issuance and Distribution of Common Shares

                  1.    Underwriting discounts and commissions                     $ 19,525,243
                  2.    Expenses of underwriters                                   $          -
                  3.    Direct or indirect payments to directors or officers
                        of the Company or their associates, to ten percent
                        shareholders, or to affiliates of the Company              $          -
                  4.    Fees and expenses of third parties                         $     935,248
                                                                                 ---------------
                  Total Expenses of Issuance and Distribution of
                       Common Shares                                               $  20,460,491

         Net Proceeds to the Company                                               $ 174,791,942

                  1.   Purchase of real estate (including repayment of
                       indebtedness incurred to purchase real estate)              $ 122,866,452
                  2.   Interest on indebtedness                                    $     484,215
                  3.   Working capital                                             $  46,701,165
                  4.   Fees to the following (all affiliates of officers of
                       the Company):
                           a.  Apple Residential Advisors, Inc.                    $      14,894
                           b.  Apple Realty Group, Inc.                            $     624,382
                           c.  Cornerstone Realty Income Trust, Inc.               $   4,100,834

                  5.   Fees and expenses of third parties:                         $           -
                           a.  Legal                                               $           -
                           b.  Accounting                                          $           -

                  6.   Other (specify ________________)                            $           -
                                                                                   -------------
                  Total of Application of Net Proceeds to the
                  Company                                                          $ 174,791,942


                Part II, Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27- Financial Data Schedule

   (b)   Reports on Form 8-K

          The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1998, the items reported and the financial statements included in such filings.


Type and Date of Reports                     Items Reported                         Financial Statements Filed
------------------------                     --------------                         --------------------------

Form 8-K/A (date of Original                      7                            Historical  Statement  of Income  and
Report: February 4, 1998)                                                      Direct  Operating  Expenses  of  Main
                                                                               Park   Apartments   for  the   twelve
                                                                               months ended December 31, 1997

Form   8-K/A (date of Original                    7                            Historical  Statement  of Income  and
Report: February 13, 1998)                                                     Direct    Operating    Expenses    of
                                                                               Timberglen  Apartments for the twelve
                                                                               months ended December 31, 1997

Form 8-K dated March                            2,7                            None
31, 1998

Form 8-K/A (date of Originial                     7                            Historical  Statement  of Income  and
Report: March 31, 1998)                                                        Direct  Operating  Expenses of Copper
                                                                               Ridge   Apartments   for  the  twelve
                                                                               months ended February 28, 1998

Form  8-K  dated  May                           2,7                            None
8, 1998

Form 8-K  dated                                 2,7                            None
June 2, 1998






                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Apple Residential Income Trust, Inc.
                                  (Registrant)



DATE:    8-14-98                       BY:       /s/ Glade M. Knight
--------------------------------       --------------------------------------
                                                     Glade M. Knight
                                                     President

                                       BY:      /s/  Stanley J. Olander
                                       --------------------------------------
                                                     Stanley J. Olander
                                                     Treasurer (and as such,
                                                     Chief Financial Officer)