Form 10-Q
period 1998-09-30
APPLE RESIDENTIAL INCOME TRUST INC
filed 1998-11-16
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 1998, there were outstanding 26,392,228 shares of common stock, no par value, of the registrant.

                      APPLE RESIDENTIAL INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                Page Number
PART I.        FINANCIAL INFORMATION:

        Item 1.   Financial Statements (Unaudited)

                    Consolidated    Balance    Sheets -                            3
                    September 30, 1998 and December 31, 1997

                    Consolidated Statements of Operations -                        4
                    Three months ended September 30, 1998
                    and September 30, 1997
                    Nine months ended September 30, 1998
                    and September 30, 1997

                    Consolidated Statement of Shareholders' Equity-                5
                    Nine months ended September 30, 1998

                    Consolidated Statements of Cash Flows -                        6
                    Nine months ended September 30, 1998
                    and September 30, 1997

                    Notes to  Consolidated  Financial
                    Statements                                                     7

        Item 2.   Management's Discussion and Analysis                             13
                  of  Financial Condition and Results of
                  Operations

PART II.      OTHER INFORMATION:

        Item 1.   Legal Proceedings (not applicable).

        Item 2.   Changes in Securities and Use of Proceeds.                       18

        Item 3.   Defaults Upon Senior Securities (not applicable).

        Item 4. Submission of Matters to a Vote of Security Holders (not applicable).

        Item 5.   Other Information (not applicable).

        Item 6.   Exhibits and Reports on Form 8-K.                                19


APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            September 30,              December 31,
                                                                 1998                      1997
                                                            ---------------            --------------
ASSETS

Investment in Rental Property
Land                                                          $ 35,291,836              $ 15,396,823
Buildings and property improvements                            169,230,344                73,113,886
Furniture and fixtures                                           2,139,825                 1,123,639
                                                            ---------------            --------------

                                                               206,662,005                89,634,348
Less accumulated depreciation                                   (5,578,003)               (1,898,003)
                                                            ---------------            --------------

                                                               201,084,002                87,736,345

Cash and cash equivalents                                       47,090,703                24,162,572
Prepaid expenses                                                   142,156                   142,581
Other assets                                                     1,668,108                   444,022
                                                            ---------------            --------------

           Total Assets                                       $249,984,969              $112,485,520
                                                            ===============            ==============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Mortgage notes payable                                        $ 25,323,184                         -
Accounts payable                                                   763,854                 $ 536,324
Accrued expenses                                                 4,334,180                 2,143,888
Rents received in advance                                           46,966                    70,051
Tenant security deposits                                           838,286                   394,702
                                                            ---------------            --------------

           Total Liabilities                                    31,306,470                 3,144,965

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 24,693,927 shares
   and 12,371,829 shares, respectively                         219,628,535               109,090,459
Class B convertible stock, no par value,
authorized 200,000 shares; issued and outstanding
200,000  shares                                                     20,000                    20,000
Receivable from officer-shareholder                                      -                   (20,000)
Net income  greater (less) than distributions                     (970,036)                  250,096
                                                            ---------------            --------------

           Total Shareholders' Equity                          218,678,499               109,340,555
                                                            ---------------            --------------

           Total Liabilities and Shareholders' Equity         $249,984,969              $112,485,520
                                                            ===============            ==============


See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended                   Nine Months Ended
                                                     September 30,     September 30,     September 30,     September 30,
                                                          1998             1997                1998              1997
                                                    -------------------------------     --------------------------------

REVENUE:
           Rental income                            $ 9,221,478       $ 3,788,306        $ 20,256,606       $ 7,766,740

EXPENSES:
                  Property and maintenance            2,684,070         1,069,775           5,555,743         2,170,664
                  Taxes and insurance                 1,370,123           597,227           2,832,675         1,176,182
                  Property management                   503,250           207,026           1,109,495           403,479
                  General and administrative            221,820           173,932             579,015           356,581
                  Amortization  expense                  11,576             8,484              28,544            25,444
                  Depreciation of rental property     1,600,000           642,770           3,680,000         1,086,111
                                                   -------------------------------      --------------------------------


                                Total expenses        6,390,839         2,699,214          13,785,472         5,218,461
                                                   -------------------------------      --------------------------------

Income before interest  income (expense)              2,830,639         1,089,092           6,471,134         2,548,279

   Interest income                                      366,559            19,043           1,188,355           107,584
   Interest expense                                    (312,466)         (251,406)           (338,297)         (412,410)
                                                   -------------------------------      --------------------------------

Net income                                          $ 2,884,732         $ 856,729         $ 7,321,192       $ 2,243,453
                                                   ===============================      ================================

Basic and diluted earnings per common share              $ 0.13            $ 0.12              $ 0.41            $ 0.44
                                                   ===============================      ================================

Distributions per common share                           $ 0.20            $ 0.20              $ 0.61            $ 0.41
                                                   ===============================      ================================


See accompanying notes to consolidated financial statements.


                                                                        Common Stock           Convertible Class B Stock
                                                                        ------------           -------------------------

                                                                Number                                 Number
                                                               of Shares             Amount            of Shares         Amount
                                                               ---------             ------            ---------         ------

Balance at December 31, 1997                                   12,371,829          $109,090,459         200,000           $20,000

Net proceeds from the sale of shares                           11,798,941           105,829,666             -                  -
Net income                                                            -                   -                 -                  -
Cash distributions declared to shareholders ($.61 per share)          -                   -                 -                  -
Payment  from officer-shareholder                                     -                   -                 -                  -
Shares issued through Additional Share Option                     523,157             4,708,410             -                  -
                                                               ---------------------------------------------------------------------
Balance at September 30, 1998                                  24,693,927          $219,628,535         200,000           $20,000
                                                               =====================================================================






                                                                    Receivable     Net Income            Total
                                                                    From Officer   Greater Than          Shareholders'
                                                                    Shareholder    Distributions         Equity
                                                                    -----------     -------------          ------

Balance at December 31, 1997                                         ($20,000)        $ 250,096         $109,340,555

Net proceeds from the sale of shares                                        -                 -          105,829,666
Net income                                                                  -         7,321,192            7,321,192
Cash distributions declared to shareholders ($.61 per share)                -        (8,541,324)          (8,541,324)
Payment  from officer-shareholder                                      20,000                 -               20,000
Shares issued through Additional Share Option                               -                 -            4,708,410
                                                                   -------------------------------------------------
Balance at September 30, 1998                                               -         $(970,036)        $218,678,499
                                                                   =================================================




See accompanying notes to consolidated Financial Statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Nine  Months Ended
                                                                                   September 30,                  September 30,
                                                                                        1998                          1997
                                                                                ----------------------------------------------------

Cash flow from operating activities:

   Net income                                                                             $7,321,192                 $2,243,453
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                         3,708,544                  1,111,555
     Amortization of deferred financing costs                                                 25,831                     35,256
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                          425                   (161,391)
       Other assets                                                                       (1,278,461)                  (622,164)
       Accounts payable                                                                      227,530                    411,069
       Accrued expenses                                                                    1,332,860                  1,274,860
       Rent received in advance                                                              (23,085)                    25,969
       Tenant security deposits                                                              (44,088)                     3,705
                                                                                        -------------               -------------

                              Net cash provided by  operating activities                  11,270,748                  4,322,312

Cash flow from investing activities:

   Acquisitions of rental property, net of liabilities assumed                           (83,018,732)               (80,128,927)
   Capital improvements                                                                   (7,340,637)                (2,173,200)
                                                                                        -------------               --------------

                              Net cash used in investing activities                      (90,359,369)               (82,302,127)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                             -                 39,640,000
   Repayments of short-term borrowings                                                             -                (34,507,298)
   Payment from officer-shareholder                                                           20,000                          -
   Net proceeds from issuance of shares                                                  110,538,076                 76,005,821
   Cash distributions paid to shareholders                                                (8,541,324)                (1,808,503)
                                                                                         ------------               -------------

                              Net cash provided by financing activities                  102,016,752                 79,330,020

                              Increase  in cash and cash equivalents                      22,928,131                  1,350,205

Cash and cash equivalents, beginning of year                                              24,162,572                        100
                                                                                        -------------               ------------


Cash and cash equivalents, end of period                                                 $47,090,703                 $1,350,305
                                                                                      ================            ===============





See accompanying notes to consolidated financial statements.

                       APPLE RESIDENTIAL INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1998

(1)   General Information and Summary of Significant Accounting Policies

        Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K.

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

        The Company commenced operations in January 1997.

(2)     Investment in Rental Property

        The Company purchased thirteen properties located in the Dallas/ Fort Worth area of Texas for $104,355,000 during the nine months ended September 30, 1998. The following is a summary of rental property acquired during the nine months ended September 30, 1998:

     ---------------------------------------------------------------------------
                                        Initial                 Date of
     Description                        Acquisition Cost        Acquisition
     ---------------------------------------------------------------------------
     Main Park                                $8,000,000        February, 1998
     Timberglen                              $12,000,000        February, 1998
     Copper Ridge                             $4,525,000        March, 1998
     Silver  Brook  (formerly
     Bitter Creek)                           $13,505,000        May, 1998
     Summer Tree                              $5,700,000        June, 1998
     Park Village                             $7,000,000        July, 1998
     Cottonwood Crossing                      $5,700,000        July, 1998
     Pepper Square                            $5,205,000        July, 1998
     Pace's Point                            $11,405,000        July, 1998
     Hayden's Crossing                        $4,705,000        July, 1998
     Emerald Oaks                            $10,930,000        July, 1998
     Newport                                  $6,330,000        July, 1998
     Estrada Oaks                             $9,350,000        July, 1998


     ---------------------------------------------------------------------------

(3)     Mortgage Notes Payable

        In connection with the acquisitions of five properties in July 1998, the Company assumed five mortgage notes with a principal amount of $24,159,019 and a fair value of $25,418,421. These mortgage notes have been recorded at fair value. The difference between the fair value and principal is being amortized as an adjustment to interest expense over the term of the respective notes. At September 30, 1998, the balance of the mortgage notes payable was $25,323,184. Mortgage notes payable are due in monthly installments, including principal and interest. Scheduled maturities are at various dates through December, 2005. The weighted average interest rate on the mortgage notes was 7.56 % at September 30, 1998. Interest paid by the Company in 1998 was $312,466.

        The aggregate maturities of mortgage notes payable subsequent to September 30, 1998 are as follows:


                  Year                        Amount
                  ----                        ------

              1998                       $    126,473
              1999                            520,369
              2000                            543,922
              2001                            569,283
              2002                            596,599
              Thereafter                   22,966,538
                                           ----------
                                          $25,323,184
                                          ===========

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

        Effective March 1, 1997, with the approval of the Company, Cornerstone Realty Income Trust Inc. ("Cornerstone"), for which Glade M. Knight (Chief Executive Officer and Chairman of the Board of the Company) also serves as Chief Executive Officer and Chairman, entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone agreed to provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above. For the nine months ended September 30, 1998, the Company paid Cornerstone $1,466,199 under the agreements and $126,000 for certain reimbursable items.

        During 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares (valued at $11 per common share for a total of $1,650,000) in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone is entitled, under the terms of the acquisition/disposition agreement, to a real estate commission equal to 2% of the gross purchase price of the Company's properties plus reimbursement of certain expenses to the extent proceeds from the Company's equity offering are used to purchase the property. For the nine months ended September 30, 1998, the Company paid Cornerstone approximately $2,087,101 under the agreement and $32,500 for expense reimbursement.

        During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions, extending through the end of the Company's initial public offering of its shares. In April 1997, Cornerstone purchased 417,778 common shares of the Company at $9 per share for approximately $3.76 million. Cornerstone owns approximately 2% of the total common shares of the Company outstanding as of September 30, 1998. Cornerstone intends to make periodic evaluations of the advisability of purchasing additional common shares of the Company and may make such purchases, if such purchases are deemed by the Cornerstone board of directors to be in the best interests of Cornerstone and its shareholders.


(5) Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:


                                         Three      Nine         Three         Nine
                                         Months     Months       Months        Months
                                         Ended      Ended        Ended         Ended
                                        9/30/98    9/30/98      9/30/97       9/30/97
                                        -------    -------      -------       -------

      Numerator:
          Net Income                  $2,884,732  $7,321,192    $856,729   $2,243,453
      Numerator  for basic
      and diluted earnings            $2,884,732  $7,321,192    $856,729   $2,243,453
      Denominator:
          Denominator for basic
          Earnings per share-weighted-
          average shares              21,758,927  17,823,314   7,135,536    5,053,423
          Effect of dilutive
          securities:
             Stock options                 -          -           -              -
          ---------------------------------------------------------------------------
      Denominator for diluted
          earnings per share-adjusted
          weighted- average shares
          and assumed conversions     21,758,927  17,823,314    7,135,536   5,053,423
          ---------------------------------------------------------------------------
          Basic and diluted
          earnings per Common share        $0.13       $0.41        $0.12       $0.44
          ---------------------------------------------------------------------------

(6)   Subsequent Events

        During October 1998, the Company distributed to its shareholders approximately $4,411,454 (20.6 cents per share) of which approximately $2,677,060 was reinvested in the purchase of additional shares through the Additional Share Option. During October 1998, the Company also closed the sale to investors of 1,430,596 shares at $10 per share representing net proceeds to the Company after payment of brokerage fees of $12,875,360.

        On October 28, 1998, the Company acquired Burney Oaks Apartments, a 240-unit apartment community located in Arlington, Texas for $9,300,000. On October 29, 1998, the Company acquired Brandywine Park Apartments, a 196-unit apartment community located Richardson, Texas for $8,100,000. Both properties were purchased with proceeds from the offering.

        Cornerstone has been providing property management and advisory services to the Company through subcontract agreements (see Note 4). Effective on the close of business on September 30, 1998, the subcontract agreements were terminated and Apple Residential Advisors, Inc. ("ARA") assigned to Apple Residential Management Group, Inc. ("ARMG") its rights and responsibilities under the advisory agreement. Thus, as of October 1, 1998, the property management and advisory services to the Company are now being performed by ARMG using employees leased from Cornerstone.

        Cornerstone has been providing real estate brokerage services to the Company under the acquisition/disposition contract it acquired when Cornerstone acquired all of the assets of Apple Realty Group, Inc. (see
        Note 4). Effective October 1, 1998, Cornerstone sold to ARMG its rights in the real estate brokerage agreement. Beginning on such date ARMG will provide the services and be entitled to the compensation under the real estate brokerage agreement. ARMG will lease employees necessary to provide such services from Cornerstone.

        Effective October 1998, the Company extended its best efforts offering for an additional $50 million.

        On September 17, 1998, the Company's Board of Directors approved the grant to Glade M. Knight of options to purchase Common Shares
        (the "Award Agreement"). This grant was made apart from the Incentive Plan. The final terms of the Award Agreement have not yet been approved by the Company's Compensation Committee, but it is expected that the Award Agreement will provide Mr. Knight options to purchase 355,111 Common Shares (the "Award Options"). The Award Options will be issued in five equal parts, if, as and when there is sold in the Company's additional $50 million offering $10 million, $20 million, $30 million, $40 million and $50 million, respectively (each a break point), in Shares. If the Offering is terminated at any point other than one of the break points, there will be issued at the time of termination a pro rata portion of the Award Options.

        The exercise price of the Award Options will be $10 per Common Share acquired. However, if a "Triggering Event" occurs, the exercise price will be $1.00 per Common Share for the following 180 days. A Triggering Event means the occurrence of either of the following events: (1) substantially all of the Company's assets, stock or business is sold or otherwise transferred or (2) the Advisory Agreement between the Company and ARA is terminated or not renewed, and the Company ceases to use ARMG to provide substantially all of its property management services.

        If a Triggering Event occurs, and the holder of the Award Options either elects not to, or fails to, exercise any exercisable Award Options, then the Company will pay to the holder the difference between the exercise price and the value of the Common Shares that would be obtained upon exercise. If the exercise or the receipt of payment in lieu of such exercise subjects the holder to an additional penalty tax under the Internal Revenue Code, the Company will pay to the holder an additional amount to offset the penalty tax.

 (7)  Acquisitions

        The following unaudited pro forma information for the nine months ended September 30, 1998 and 1997 assumes the property acquisitions made during the first nine months of 1998 and all of 1997 were made by the Company on January 1 of the respective year and is presented as if (a) the Company had qualified as a REIT, distributed at least 95% of its taxable income and, therefore incurred no federal income tax expense during the period, and (b) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1 of the respective year, nor does it purport to represent the results of operations for future periods.


                                       Nine Months            Nine Months
                                      Ended 9/30/98          Ended 9/30/97
                                      -------------          -------------

        Rental Income                  $28,292,944             $27,284,097

        Net Income                      $8,721,374              $6,663,396

        Net Income Per Share                 $0.39                   $0.37

        The pro forma information reflects adjustments for the actual rental income and rental expenses of the 13 acquisitions made in 1998 and the 12 acquisitions made in 1997 for the respective periods in 1998 and 1997 prior to their acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements of 5% of revenues from rental income plus reimbursement of certain monthly expenses estimated to be $2.50 per unit; (2) advisory expenses have been adjusted based on the Company's contractual arrangement of .25% of annual gross proceeds of common stock raised; (3) depreciation has been adjusted based on the Company's allocation of purchase price to buildings over an estimated useful life of 27.5 years; (4) weighted average number of shares has been adjusted assuming the properties were acquired with net proceeds from the Company's "best efforts" offering of $10 per share (net $8.70 per share); and (5) interest expense related to the assumption of the mortgage debt.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements within the meaning of
        Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions and Year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Results of Operations

        Income and occupancy
        Substantially all of the Company's income is from the rental operation of apartment communities. The Company's rental income for nine months ended September 30,1998 reflects the operations from the properties acquired before 1998 and from the 13 properties acquired in 1998 from their respective acquisition dates. Rental income for the first nine months increased to $20,256,606 in 1998 from $7,766,740 in 1997. For the third quarter of 1998 rental income increased to $9,221,478 from $3,788,306 in 1997. The increase in rental income is primarily due to the 1997 acquisition operations, as well as the incremental effect of the 1998 acquisition operations.

        Rental income is expected to continue to increase from the impact of planned improvements which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

        Overall economic occupancy for the Company's properties was 93% for the nine months ended September 30, 1998 and 1997. For the third quarter of 1998 and 1997, economic occupancy averaged 94% and 93%, respectively. Overall, the average rental rates for the portfolio increased 19% to $561 per month from $469 per month for the nine months ended September 30, 1998 and 1997, respectively. For the third quarter of 1998 and 1997 average rental rates increased 4% to $564 from $540 per month, respectively. The increase is primarily due to rental increases combined with increases in average rental rates of properties acquired.

        The Company's other source of income is the investment of its cash and cash reserves. Interest income for the nine months ended September 30, 1998 and 1997 was $1,188,355 and $107,584, respectively. For the third quarter of 1998 and 1997, interest income was $366,559 and $19,043, respectively. The increases are due to the Company's investment balance held in liquid money market investments pending use for acquisitions. The investment rate was 5% at September 30, 1998. It is anticipated the interest income will decrease with the use of cash to fund future acquisitions.

Expenses
        Total expenses for the first nine months of 1998 increased to $13,785,472 from $5,218,461 in 1997. For the third quarter of 1998, total expenses increased to $6,390,838 from $2,699,214 for the same period in 1997. The increases are due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 47% and 48% for the nine months ended September 30, 1998 and 1997, respectively. For the third quarter of 1998 and 1997, the operating expense ratio was 49%. The decreases are primarily due to a full period of operation of the 1997 acquisitions and increased efficiencies associated with economies of scale.

        General and administrative expenses totaled 2.9% of total rental income for the nine months ended September 30, 1998 and 4.6% for the same period in 1997. For the third quarter of 1998 and 1997, general and administrative expense totaled 2.4% and 4.6%, respectively, of total income. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

        Depreciation expense for the nine month period ended September 30 has increased to $3,680,000 in 1998 from $1,086,111 in 1997. For the third quarter of 1998 depreciation expense was $1,600,000 in 1998 and $780,459 for 1997. The increase is directly attributable to the acquisition of additional apartment communities in 1998 and 1997.

Liquidity and Capital Resources

        There was a significant change in the Company's liquidity during the nine months ended September 30, 1998, as the Company continued to acquire properties. During the nine months ended September 30, 1998, the Company closed the sale to investors of 12,322,098 shares representing gross proceeds to the Company of $123,220,986 and net proceeds after payment of brokerage fees and other offering-related costs of $110,538,076.

        Using proceeds from the sale of common shares and assumption of mortgage loans, the Company acquired 3,150 apartment homes in thirteen residential rental communities during first nine months of 1998. The following is information on these thirteen acquisitions:

                                                   Apartment
        Property Name              Date Acquired      Homes    Purchase Price   Location
        -------------              -------------      -----    --------------   --------

        Main Park                   February 1998     192      $  8,000,000     Duncanville, TX
        Timberglen                  February 1998     304        12,000,000     Dallas, TX
        Copper Ridge                March 1998        200         4,525,000     Fort Worth, TX
        Silver Brook                May 1998          472        13,505,000     Grand Prairie, TX
        Summer Tree                 June 1998         232         5,700,000     Dallas,TX
        Park Village                July 1998         238         7,000,000     Bedford, TX
        Cottonwood Crossing         July 1998         200         5,700,000     Arlington, TX
        Pepper Square               July 1998         144         5,205,000     Dallas, TX
        Pace's Point                July 1998         300        11,405,000     Lewisville, TX
        Hayden's Crossing           July 1998         170         4,705,000     Grand Praire, TX
        Emerald Oaks                July 1998         250        10,930,000     Grapevine, TX
        Newport                     July 1998         200         6,330,000     Austin, TX
        Estrada Oaks                July 1998         248         9,350,000     Irving, TX

        Mortgage payable
        During July 1998, the Company assumed $24.1 million in mortgage loans in connection with the acquisition of five properties. The total of the mortgage loans at September 30, 1998 was approximately $25.3 million (see Note 3 to the consolidated financial statements).

        Cash and cash equivalents
        Cash and cash equivalents totaled $47,090,703 at September 30, 1998. During the first nine months of 1998, the Company distributed $8,541,324 to its shareholders, of which $5,231,567 was reinvested in additional shares through the Additional Share Option. The reinvested funds netted the Company $4,708,410 after payment of brokerage fees. During the nine months of 1998, the Company distributed $252,326 to Cornerstone on shares that had been purchased by Cornerstone.

        Capital requirements
        The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. During October 1998, the Company purchased two properties for approximately $17.4 million. The properties were purchased using proceeds from the offering. As of November 1, 1998, no material commitments existed for the purchase of additional properties. The potential sources to fund the improvements and any additional acquisitions include additional equity and cash reserves. The Company may also seek to obtain and utilize an unsecured line of credit to facilitate acquisitions, if deemed appropriate by management.

        The Company capitalized $7.3 million of improvements to its various properties during the first nine months of 1998. It is anticipated that some $5 million in additional capital improvements will be completed during the next year on the current portfolio, which are expected to be funded through cash reserves and dividend reinvestment.

        The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

        Capital resources are expected to grow with the future sale of its shares and the cash flow from operations. During 1998, approximately 52% of 1998's distributions, $4,455,708 (net of brokerage commissions), were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1998.

        Impact of Year 2000
        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000.

        The Company has completed an assessment of its programs and determined that it will require upgrading portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, as well as upgrading certain computer hardware. The Company is actively engaged in upgrading the computer systems. The Company's accounting, property management, human resource, and payroll applications are classified as year 2000 compliant by their respective software vendors once upgraded, but have not been tested by the Company. As the software is upgraded, the Company will begin testing their compliancy which will be included in the overall system testing which is scheduled to be completed in the second quarter of 1999. To the extent such vendors are unable to perform services due to their year 2000 related issues, the Company will seek other similar vendors who are capable of providing services.

        The Company is also exposed to the risk that one or more of its vendors or service providers could experience year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider year 2000 issue that management believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete their year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect on non-compliance by vendors or service providers is not determinable at this time.

        The Company utilizes microprocessors which are imbedded in systems which are part of the Company's operations. In particular, year 2000 problems in the HVAC, telephone, security or other such systems at the properties could disrupt operations at the affected properties. The Company anticipates that its assessment will be complete by the end of 1998. At this point, based on the status of its assessment the Company does not believe a material number of these systems will be non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the year 2000 problem, the disruption caused by such failure should not be material the Company's operations.

        There should be no additional cost to the Company for the software and computer hardware upgrades to become year 2000 compliant. The software upgrades are included in the annual maintenance fee paid by the Company to the vendors and the computer hardware upgrades are included in the ordinary course regardless of the year 2000 issue. Substantially all of those costs have been expensed as incurred in 1998 and the remaining will be expensed as incurred during the first quarter of 1999.

        Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner.

Part II, Item 2.  Changes in Securities and Use of Proceeds

 The following table sets forth information concerning the Company's ongoing offering of common shares (the "Offering") and the use of proceeds from the Offering as of September 30, 1998:


        Common Shares Registered:
            1,666,666.67   Common Shares $ 9 per Common Shares    $ 15,000,000
           23,500,000.00   Common Shares $10 per Common Shares    $235,000,000
           -------------
Totals:    25,166,666.67   Common Shares
           -------------

        Common Shares Sold:
            1,666,666.67    Common Shares   $ 9 per Common Share   $ 15,000,000
           22,609,471.91    Common Shares   $10 per Common Share   $226,094,719
           -------------                                           ------------
Totals:    24,276,138.58    Common Shares                          $241,094,719
           -------------                                          --------------


        Expenses of Issuance and Distribution of Common Shares

               1.    Underwriting discounts and commissions        $  24,109,472
               2.    Expenses of underwriters                      $           -
               3.    Direct or indirect payments to directors
                     or officers of the Company or their
                     associates, to ten percent shareholders,
                     or to affiliates of the Company               $           -
               4.    Fees and expenses of third parties            $   1,116,715
                                                                   -------------
               Total Expenses of Issuance and Distribution of
                    Common Shares                                  $  25,226,187

        Net Proceeds to the Company                                $ 215,868,532

1.      Purchase of real estate (including repayment of
        indebtedness incurred to purchase real estate)             $ 159,332,433
2.      Interest on indebtedness                                   $     484,215
3.      Working capital                                            $  49,300,120
4.      Fees to the following (all affiliates of officers of
        the Company):
                      a.  Apple Residential Advisors, Inc.         $      14,894
                      b.  Apple Realty Group, Inc.                 $     624,382
                      c.  Cornerstone Realty Income Trust, Inc.    $   6,112,488
5.      Fees and expenses of third parties:
                      a.  Legal                                    $           -
                      b.  Accounting                               $           -
6.      Other (specify        )                                    $           -
                                                                   -------------

               Total of Application of Net Proceeds to the
               Company                                              $215,868,532

                   Part II, Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits - Exhibit 27- Financial Data Schedule

  (b)   Reports on Form 8-K

        The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1998, the items reported and the financial statements included in such filings.



Type and Date  of Reports     Items Reported      Financial Statements Filed


Form 8-K/A (date of           7(a),(b),(c)        Historical Statement of
Originial Report:                                 Income and Direct Operating
May 8, 1998)                                      Expenses of Bitter Creek
                                                  Apartments for the twelve
                                                  months ended March 31, 1998

Form 8-K/A (date of           7(a),(b),(c)        Historical    Statement    of
Original Report:                                  Income  and  Direct  Operating
June 2, 1998)                                     Expenses    of   Summer   Tree
                                                  Apartments   for  the   twelve
                                                  months ended  May 31, 1998


Form 8-K dated                2,7                 None
July 1, 1998


Form 8-K/A (date of          7(a),(b),(c)         Historical    Statement    of
Original Report:                                  Income  and  Direct  Operating
July 1, 1998)                                     Expenses   of   Park   Village
                                                  Apartments   for  the   twelve
                                                  months ended  May 31, 1998


Form 8-K                     2,7(a),(b),(c),(d),  Historical    Statement    of
dated                       (e),(f),(g),(h),(i)   Income  and  Direct  Operating
July 9, 1998                                      Expenses     of     Cottonwood
                                                  Crossing  Apartments  for  the
                                                  twelve  months  ended  May 31,
                                                  1998


                                                  Historical Statement of Income
                                                  and Direct Operating Expenses
                                                  of Pepper Square Apartments for
                                                  the twelve months ended March
                                                  31, 1998

                                                  Historical Statement of Income
                                                  and Direct Operating Expenses
                                                  of Pace's Point Apartments for
                                                  the twelve months ended March
                                                  31, 1998

                                                  Historical Statement of Income
                                                  and Direct Operating Expenses
                                                  of Hayden's Crossing Apartments
                                                  for the twelve months ended
                                                  March 31, 1998

                                                  Historical Statement of Income
                                                  and Direct Operating Expenses
                                                  of Newport Apartments for the
                                                  twelve months ended March 31,
                                                  1998

                                                  Historical Statement of Income
                                                  and Direct Operating Expenses
                                                  of Emerald Oaks Apartments for
                                                  the twelve months ended March
                                                  31, 1998

                                                  Historical    Statement    of
                                                  Income  and  Direct  Operating
                                                  Expenses   of   Estrada   Oaks
                                                  Apartments   for  the   twelve
                                                  months ended June 30, 1998


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Apple Residential Income Trust, Inc.
                      ------------------------------------
                                  (Registrant)



DATE:  11 -16 - 98                        BY:  /s/Glade M.Knight
       -----------                             -----------------
                                          Glade M. Knight
                                          President

                                          BY: /s/Stanley J.Olander
                                              ---------------------
                                          Stanley J. Olander
                                          Treasurer (and as such,
                                          Chief Financial Officer)