Form 10-K
period 1998-12-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1999-03-31
CIK 1021351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
    December 31, 1998                                              0-23983


                      APPLE RESIDENTIAL INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)


         Virginia                                           54-1816010
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                        Identification Number)

306 East Main Street
Richmond, VA                                                   23219
(Address of principal executive offices)                     (Zip Code)

                                  (804)643-1761
               (Registrant's telephone number including area code)

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
                                    Yes x No
                                       ---  ---

At March 26, 1999, there was 30,495,187 common shares of the registrant outstanding.

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
                                    Yes x No
                                       ---  ---

                       Documents Incorporated By Reference
                       -----------------------------------

The portions of the registrant's Prospectus dated October 16, 1998 and Supplement No. 4 dated February 16, 1998 as filed on October 29, 1998 and February 17, 1999, respectively, with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, relative to the registrant's registration statement on Form S-11 (File No. 333-64029), are incorporated by reference in Parts I, II, and III of this report.

The portions of the registrant's Current Report on Form 8-K dated February 4, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated February 13, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated March 31, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated May 8, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated June 2, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated July 1, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated July 9, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated October 28, 1998 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K dated November 17, 1998 referred to in Part I.

                                  INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, and adverse changes in the real estate markets and general and local economies and business conditions and Year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.


                                     PART I
ITEM 1.  BUSINESS

                  Apple Residential Income Trust, Inc. (together with its subsidiaries, Apple Limited, Inc., Apple General, Inc., Apple REIT Limited Partnership, Apple REIT II Limited Partnership, Apple REIT III Limited Partnership, Apple REIT IV Limited Partnership, Apple REIT V Limited Partnership, Apple REIT VI Limited Partnership, Apple REIT VII Limited Partnership, the "Company"), a Virginia corporation, was incorporated in August 1996. Operations of rental property commenced on January 28, 1997. The business of the Company is to acquire existing residential apartment complexes located in Texas and the southwestern region of the United States. The Company owned 25 properties comprising 6,604 apartment units within that region as of December 31, 1998. The Company's property acquisitions are described in Item 2 of this report, which is hereby incorporated herein by reference. The complete investment objectives and policies of the Company are described under the caption "Investment Objectives and Policies" on pages 25 through 33 of the Company's prospectus dated October 16, 1998 (the "Prospectus") filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) on October 29, 1998 relative to the Company's Registration Statement on Form S-11 (Registration No. 333-64029), which are hereby incorporated herein by reference.

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

                  Environmental Matters
                  ---------------------

                  In connection with each of its property acquisitions, the Company obtains a Phase I Environment Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

                  Property Acquisitions in 1998
                  -----------------------------

                  The following is a summary of the property acquisitions made by the Company during 1998.

                  On February 4, 1998, the Company acquired Main Park Apartments in Duncanville, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 6 of the Company's Report on Form 8-K dated February 4, 1998.

                  On February 13, 1998, the Company acquired Timberglen Apartments in Dallas, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 6 of the Company's Report on Form 8-K dated February 13, 1998.

                  On March 31, 1998, the Company acquired the Copper Ridge Apartments in Fort Worth, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 7 of the Company's Report on Form 8-K dated March 31, 1998.

                  On May 8, 1998, the Company acquired Bitter Creek Apartments, (which was subsequently renamed "Silver Brook I") in Grand Prairie, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated May 8, 1998.

                  On June 1, 1998, the Company acquired Summer Tree Apartments in Dallas, Texas. Information with respect to these properties is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated June 2, 1998.

                  On July 1, 1998, the Company acquired Park Village Apartments in Bedford, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated July 1, 1998.

                  On July 9, 1998, the Company acquired Cottonwood Crossing Apartments in Arlington, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 7 through 10 of the Company's Report on Form 8-K dated July 9, 1998.

                  On July 17, 1998, the Company acquired Pepper Square Apartments, (which was subsequently renamed "Devonshire") in Dallas, Texas, and Pace's Point Apartments in Lewisville, Texas. Information with respect to these properties is hereby incorporated herein by reference from pages 10 through 16 of the Company's Report on Form 8-K dated July 9, 1998.

                  On July 24, 1998, the Company acquired Hayden's Crossing Apartments, (which was subsequently renamed "Silver Brook II") in Grand Prairie, Texas, Emerald Oaks Apartments in Grapevine, Texas, and Newport Apartments in Austin, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 16 through 25 of the Company's Report on Form-8-K dated July 9, 1998.

                  On July 27, 1998, the Company acquired Estrada Apartments in Irving, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 26 through 29 of the Company's Report on Form 8-K dated July 9, 1998.

                  On October 28, 1998, the Company acquired Burney Oaks Apartments in Arlington, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated October 28, 1998.

                  On October 29, 1998, the Company acquired Brandywine Park Apartments, (which was subsequently renamed "Cutter's Point") in Richardson, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 9 through 12 of the Company's Report on Form 8-K dated October 28, 1998.

                  On November 17, 1998, the Company acquired The Courts on Pear Ridge in Dallas, Texas. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 8 of the Company's Report on Form 8-K dated November 17, 1998.

                  Recent Developments
                  -------------------

                  On January 5, 1999, the Company acquired Sierra Ridge Apartments, a 230-unit apartment complex in San Antonio, Texas for a purchase price of $5,817,000. On February 1, 1999, the Company purchased Grayson Square Apartments, a 200-unit apartment complex in Grapevine, Texas for a purchase price of $9,350,000.

                  The Company has hired financial advisors to evaluate a potential merger. In addition, the Company has appointed independent committees of the board of directors to evaluate the potential merger.

                  The Company's Board of Directors met on March 30, 1999, and voted to approve a merger with Cornerstone Realty Income Trust, Inc. subject to, among other requirements, an
                  affirmative  vote   of  the  Company's  shareholders.


ITEM 2. Properties

PROPERTY DESCRIPTIONS AND CHARACTERISTICS

As of December 31, 1998, the Company owned 26 apartment communities comprising 6,604 apartment units. The Properties are located in Texas.

         The  following  table sets forth  specific  information  regarding  the
Properties:

                                                                                                                 Total     Average
                                                                              Initial       Total              Investment Unit Size
                                          Year       Date of                Acquisition  Investment at  Number Per Unit at  Square
         Property            Location   Completed  Acquisition   Encumbrances   Cost     12-31-98(1)   of Units 12-31-98     Feet)
         --------            --------   ---------  -----------   ------------   ----     -----------    -----   --------     -----
Texas
-----

Mill Crossing              Arlington     1979       February 1997            $4,544,121    5,458,746      184    $29,667     691

Polo Run                   Arlington     1984       March 1997                6,858,974    8,061,726      224     35,990     854

Aspen Hill                 Arlington     1979       January 1997              5,690,560    7,502,434      240     31,260     671

Cottonwood Crossing        Arlington     1985       July 1998                 5,700,000    6,147,288      200     30,736     751

Burney Oaks                Arlington     1985       October 1998              9,300,000    9,679,771      240     40,332     794

The Arbors on Forest Ridge Bedford       1986       April 1997                7,748,907    8,632,706      210     41,108     804

Park Village               Bedford       1983       July 1998                 7,000,000    7,477,425      238     31,418     647

Brookfield                 Dallas        1984       January 1997              5,458,485    6,583,990      232     28,379     714

Paces Cove                 Dallas        1982       June 1997                 9,277,355    9,833,200      328     29,979     670

Toscana                    Dallas        1986       March 1997                5,854,531    6,792,187      192     35,376     601

Timberglen                 Dallas        1984       February 1998            12,000,000   13,126,845      304     43,180     728

Summer Tree                Dallas        1980       June 1, 1998              5,700,000    6,415,878      232     27,655     575

Devonshire                 Dallas        1978       July 1998   $3,627,425    5,205,000    6,699,709      144     46,526     876

The Courts at Pear Ridge   Dallas        1988       November 1998            11,500,000   11,806,367      242     48,787     774

Wildwood                   Euless        1984       March 1997                3,963,519    4,684,813      120     39,040     755

Copper Crossing            Fort Worth    1980/1981  November 1997             9,275,000   10,965,314      400     27,413     739

Eagle Crest                Irving        1983/1985  January 1997             15,650,000   17,862,629      484     36,906     887

Remington Hills            Irving        1984/1985  August 1997              13,100,000   15,295,457      362     42,253     957

Estrada Oaks               Irving        1983       July 1998                 9,350,000    9,867,652      248     39,789     771

Main Park                  Duncanville   1984       February 1998             8,000,000    8,650,550      192     45,055     939

Silver Brook I             Grand Prairie 1982       May 8, 1998              13,505,000   14,853,903      472     31,470     842

Silver Brook II            Grand Prairie 1984       July 1998    3,047,994    4,705,000    5,290,519      170     31,121     741

Pace"s Point               Lewisville    1985       July 1998    7,679,619   11,405,000   12,869,988      300     42,900     762

Emerald Oaks               Grapevine     1986       July 1998    6,635,025   10,930,000   11,768,594      250     47,074     850

Newport                    Austin        1988       July 1998    3,020,775    6,330,000    6,741,792      200     33,709     741

Cutter's Point             Richardson    1978       October 1998              8,100,000    8,690,442      196     44,339    1010

Total/Average                                                  $24,010,838 $216,151,452 $241,759,925    6,604    $36,608     775
                                                               =========== ============ ============    =====    =======     ===





                                  December        December       Year-to-Date    Year-to-DateRent Per
                                  Average        Average           Economic        Economic Month
                              Rent-Per-Month    Rent-Per-Month    Occupancy          Occupancy
         Property                12/31/98         12/31/97         12/31/98          12/31/97
         --------                --------         --------         --------          --------
Texas
-----

Mill Crossing                     $510.23          $462.07            87%               91%

Polo Run                           590.61           556.22            91%               92%

Aspen Hill                         503.50           459.79            88%               88%

Cottonwood Crossing                507.08              -              96%                -

Burney Oaks                        606.46              -              93%                -

The Arbors on Forest Ridge         615.60           588.01            95%               96%

Park Village                       509.45              -              90%                -

Brookfield                         518.64           472.19            95%               97%

Paces Cove                         540.01           507.12            94%               92%

Toscana                            529.06           499.70            93%               95%

Timberglen                         595.83              -              93%                -

Summer Tree                        495.00              -              93%                -

Devonshire                         612.59              -              94%                -

The Courts at Pear Ridge           719.39              -              93%                -

Wildwood                           629.74           590.31            89%               93%

Copper Crossing                    468.32           523.54            89%               89%

Eagle Crest                        629.09           595.10            93%               93%

Remington Hills                    797.28           726.52            93%               94%

Estrada Oaks                       589.63              -              94%                -

Main Park                          699.15              -              96%                -

Silver Brook I                     524.11              -              94%                -

Silver Brook II                    505.92              -              86%                -

Pace"s Point                       591.78              -              93%                -

Emerald Oaks                       668.47              -              91%                -

Newport                            575.71              -              93%                -

Cutter's Point                     659.56              -              96%                -

Total/Average                       $585             $555             92%               93%
                                    ====             ====             ===               ===



               (1) "Total Investment" includes the purchase price of the property plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

               (2) An open item denotes that the Company did not own the property during the period indicated.

               (3) Copper Crossing is comprised of Copper Crossing (completed in 1981) and Copper Ridge (completed in 1980), acquired in November 1997 and March 1998, respectively, at a cost of $4,750,000, and $4,525,000. They are adjacent properties and are operated as one apartment community.

               (4) Average rent per month reflects December's monthly gross potential rent less concessions divided by the property's number of units.

               (5) Economic occupancy percentage reflects adjusted scheduled rent divided by adjusted gross potential where adjusted gross potential consists of gross potential net of concessions, model unit costs, and employee units costs, and adjusted scheduled rent consists of adjusted gross potential net of vacancies and bad debt expense.

ITEM 3.  LEGAL PROCEEDINGS

                    None.

ITEM, 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                    There is currently no established public market in which the Company's common shares are traded.

                    On February 3, 1999, there were 10,372 shareholders of record of the Company's common shares.

                    Distributions of $13,040,936 were made to the shareholders during 1998. Distributions were $.20 per share for the first and second quarters and $.21 per share for the third and forth quarters in 1998.

                    The Company's Registration Statement on Form S-11 (File No. 333-10635) was originally declared effective by the Securities and Exchange Commission on November 19, 1996, and on that date the Company commenced an on-going best-efforts offering (the "Offering") of its Common Shares, no par value. The managing underwriter is David Lerner Associates, Inc. All of the Common Shares are being sold for the account of the Company.

                    The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 1998:

                  Common Shares Registered:
                  -------------------------

                  1,666,666.67      Common Shares   $9 per Common Share     $ 15,000,000
                 28,500,000.00      Common Shares   $10 per Common Share    $285,000,000

Totals:          30,166,666.67      Common Shares


                  Common Shares Sold:
                  -------------------

                   1,666,667.67     Common Shares   $9 per Common Share     $ 15,000,000
                  26,246,828.33     Common Shares   $10 per Common Share    $262,468,283

Totals:           27,913,495600     Common Shares                           $277,468,283

Expenses of Issuance and  Distribution of Common Shares

         1.  Underwriting discounts and commission                           $  27,746,828
         2.  Expenses of underwriters                                        $          --
         3.  Direct or indirect payments to directors or officers
               Of the Company or their associates, to ten percent
               Shareholders, or to affiliates of the Company                 $          --
         4.   Fees and expenses of third parties                             $   1,590,902

         Total Expenses of Issuance and Distribution of
         Common Shares                                                       $  29,337,624

         Net Proceeds to the Company                                         $ 248,130,553

         1.  Purchase of real estate (including repayment of
             indebtedness incurred to purchase real estate)                  $ 188,380,614
         2.  Interest on indebtedness                                        $   1,196,259
         3.  Working capital                                                 $  44,261,782
         4.  Fees to the following (all affiliates of officers of
             the Company):
                  a.  Apple Advisors, Inc.                                   $      14,894
                  b.  Apple Realty Group, Inc.                               $     624,382
                  c.  Cornerstone Realty Income Trust, Inc.                  $   7,827,622
         5. Fees and expenses of third parties:
                  a.  Legal                                                  $          --
                  b.  Accounting                                             $          --
         6. Other (specify-Deposit to purchase real estate)                  $   5,825,000
         Total of Application of Net Proceeds to the Company                 $ 248,130,553



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

--------------------------------------------------------------------------------

As of December 31,                                             1998                      1997              1996 (b)
-------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Rental Income                                             $  30,764,904             $  12,005,968               $--
Net Income                                                   10,079,908                 3,499,194                --
Distributions Declared and Paid                              13,040,936                 3,249,098                --
--------------------------------------------------------------------------------------------------------------------

PER SHARE
Net Income                                                $        0.51             $        0.54               $--
Distributions                                             $        0.82             $        0.60               $--
Distributions Representing Return of Capital                          0%                        0%               --
Weighted Average Shares Outstanding-Basic                    19,910,408                 6,493,114                --
--------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Investment in Rental Property                             $ 241,759,925             $  89,634,348             $----
Total Assets                                              $ 281,847,152             $ 112,485,520             $ 100
Notes Payable                                             $  25,165,861                       $--             $----
Shareholders' Equity                                      $ 249,199,621             $ 109,340,555             $ 100
Shares Outstanding                                        $  28,331,274                12,371,829             $  10

--------------------------------------------------------------------------------------------------------------------

OTHER DATA

Cash Flow from:
Operating Activities                                      $  17,122,276             $   7,075,025             $--
Investing Activities                                      $(130,842,627)            $ (88,753,814)            $--
Financing Activities                                      $ 129,630,977             $ 105,841,261             $--
Number of Properties Owned at Year-End                               25                        11              --
--------------------------------------------------------------------------------------------------------------------

FUNDS FROM OPERATIONS CALCULATION
Net Income                                                $  10,079,908             $   3,499,194             $--
Depreciation of Real Estate                                   5,788,476                 1,898,003              --
--------------------------------------------------------------------------------------------------------------------
Funds from Operations (a)                                 $  15,868,384             $   5,397,197             $--
--------------------------------------------------------------------------------------------------------------------


(a) Funds from operations is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustment for significant nonrecurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts (NAREIT). The company considers funds from operations in evaluating property acquisitions and its operating performance, and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the company's operating performance and liquidity. Funds from operations, which may not be comparable to other similarly titled measures of other REITs, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

(b) The company commenced operations in January 1997.


ITEM 7 AND 7A.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION/MARKET RISK DISCLOSURE.

The following discussion is based on the consolidated financial statements of the company as of December 31, 1998. This information should be read in conjunction with the selected financial data and the company's consolidated financial statements included elsewhere in this annual report. The company is operated and has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

INCOME AND OCCUPANCY
The results of the company's property operations for the year ended December 31, 1998 include the results of operations from the pre-1998 acquisitions and from the 16 properties acquired in 1998 from their respective acquisition dates. The increased rental income and operating expenses for the year ended December 31, 1998, over the year ended December 31, 1997, are primarily due to a full year of operation in 1998 of the 1997 acquisitions as well as the incremental effect of the 1998 acquisitions.

The principal source of the company's revenue is the rental operation of its apartment communities. Rental income increased 156% in 1998 to $30,764,904 from $12,005,968 in 1997 due to the above factors. Rental income is expected to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies and rental rates.

Overall average economic occupancy was 92% in 1998 and 93% in 1997. Rental rates for the portfolio increased 5% to $585 on December 31, 1998, from $555 on December 31, 1997. The increase is due to a combination of rental increases and the acquisition of properties with higher average rental rates.

EXPENSES
Total property expenses increased 161% to $21,585,665 in 1998 from $8,271,066 in 1997. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization and general and administrative expenses, to rental income) decreased to 49% in 1998 from 50% in 1997. The decrease is primarily due to a full year of operation of the 1997 acquisitions and increased efficiencies associated with economies of scale. The company contracts its property management to a third party (see Note 6 to consolidated financial statements).

General and administrative expenses totaled 2.6% of revenues in 1998 and 2.9% in 1997. These expenses represent the administrative expenses of the company as distinguished from the operations of the company's properties. The percentage of general and administrative expenses is expected to further decrease as the company's operations grow.

Depreciation of real estate increased to $5,788,476 in 1998 from $1,898,003 in 1997, and is directly attributable to the acquisition of apartment communities in 1998 and a full year of depreciation of properties acquired in 1997.

INTEREST AND INVESTMENT INCOME AND EXPENSE
The company earned interest income of $1,638,544 in 1998 and $222,676 in 1997 from the investment of its cash and cash reserves. The increase is due to the company's investment balance held in liquid money market investments pending use for acquisitions. The weighted-average interest rate earned on short-term investments was 4.5% in 1998 and 4% in 1997. The company incurred interest expense of $737,875 in 1998 related to the assumption of mortgage loans and $458,384 in 1997 associated with short-term borrowings under its line of credit. These amounts include the amortization of loan costs. The weighted average interest rate on 1998 mortgage notes payable was 6.5%, and on the line of credit during 1997 was 7.8%.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

INCOME AND OCCUPANCY
As operations of the company commenced in January 1997, a comparison of the years ended December 31, 1996 and December 31, 1997 is not possible. The results of the company's property operations for the year ended December 31, 1997, include the results of operations from the 11 properties acquired in 1997 from their respective acquisition dates. Substantially all of the company's revenue is from the rental operation of its apartment communities. Rental income was $12,005,968 in 1997.

Overall average economic occupancy was 93% in 1997. Rental rates for the portfolio were $555 at December 31, 1997.

EXPENSES
Total property expenses were $8,271,066 in 1997. The operating expense ratio was 50% in 1997. The company contracts its property management to a third party (see
Note 6 to consolidated financial statements). General and administrative expenses totaled 2.9% of revenues in 1997. Depreciation of real estate was $1,898,003.

INTEREST AND INVESTMENT INCOME AND EXPENSE
The company earned interest income of $222,676 in 1997 from the investment of its cash and cash reserves. The weighted average interest rate earned on short-term investments was 4%. The company incurred $458,384 of interest expense in 1997, associated with short-term borrowings under its line of credit to fund acquisitions. The weighted average interest rate on the line of credit during 1997 was 7.8%.

LIQUIDITY AND CAPITAL RESOURCES

EQUITY
There was a significant change in the company's liquidity during the year ended December 31, 1998, as the company continued to grow. During 1998, the company sold 15,959,445 shares of its common stock to its investors (including 790,863 common shares sold through the company's additional share option), bringing the total number of shares outstanding to 28,331,274. The total gross proceeds, since the start of its "best efforts" offering in 1997, from the shares sold were $281,228,144, which netted $251,890,553 to the company after the payment of underwriter fees and other offering-related costs.

Using proceeds from the sale of common shares of $142,800,094 and assumption of mortgage loans of $24,159,019, the company acquired 3,828 apartment units in 16 residential rental communities during 1998. These acquisitions brought the total number of residential rental communities to 25 and the total apartment units owned at year-end to 6,604. During 1998, the company made the following 16 acquisitions:

                                                  Initial         Number               Date
Description                Location       Acquisition Cost       of Units             Acquired
-------------------------------------------------------------------------------------------------------------------
Main Park                  Duncanville, TX      $8,000,000         192               February 1998
Timberglen                 Dallas, TX           12,000,000         304               February 1998
Copper Crossing II         Fort Worth, TX        4,525,000         200               March 1998
Silverbrook I              Grand Prairie, TX    13,505,000         472               May 1998
Summer Tree                Dallas, TX            5,700,000         232               June 1998
Park Village               Bedford, TX           7,000,000         238               July 1998
Cottonwood Crossing        Arlington, TX         5,700,000         200               July 1998
Devonshire                 Dallas, TX            5,205,000         144               July 1998
Pace's Point               Lewisville, TX       11,405,000         300               July 1998
Silverbrook II             Grand Prairie, TX     4,705,000         170               July 1998
Emerald Oaks               Grapevine, TX        10,930,000         250               July 1998
Newport                    Austin, TX            6,330,000         200               July 1998
Estrada Oaks               Irving, TX            9,350,000         248               July 1998
Burney Oaks                Arlington, TX         9,300,000         240               October 1998
Cutter's Point             Richardson, TX        8,100,000         196               October 1998
The Courts on Pear Ridge   Dallas, TX           11,500,000         242               November 1998
-------------------------------------------------------------------------------------------------------------------
                                              $133,255,000       3,828



NOTES PAYABLE
During July 1998, the company assumed $24.2 million in mortgage loans in connection with the acquisition of five properties. The total of the mortgage loans at December 31, 1998, including $1.2 million in premiums relating to valuing debt at fair value, was approximately $25.2 million (see Note 3 to the consolidated financial statements).

CASH AND CASH EQUIVALENTS
Cash and cash equivalents totaled $40,073,198 at December 31, 1998. During the year, the company distributed $13,040,936 to its shareholders, of which $7,908,627 was reinvested in additional shares under the terms of the company's additional share option. The reinvested funds netted the company $7,117,767 after payment of underwriter fees.

CAPITAL REQUIREMENTS
The company has an ongoing capital commitment to fund its renovation program for acquired properties. In addition, the company expects to acquire new properties during the year. The company anticipates that it will continue to operate as it did in 1998 and fund these cash needs from a variety of sources, including equity, cash reserves, and assumption of mortgage loans.

The company continues to renovate its properties. In connection with these renovations, the company capitalized improvements of $12 million in 1998. At least $6 million of additional capital improvements are budgeted for 1999 on the existing property portfolio, which are expected to be funded through cash reserves and dividend reinvestment.

The company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies ample cash to provide for the payment of these operating expenses and the payment of distributions to shareholders.

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the company has no provision for taxes and thus there is no effect on the company's liquidity from a provision for taxes.

Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 55% of all 1998 distributions, totaling a net amount of $7,117,767, were reinvested in additional common shares. In general, the company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 1999.

The company is expecting to continue with significant growth during 1999. The company plans to have monthly equity closings in 1999, until the offering is fully funded or until such time as the company may opt to discontinue it. It is anticipated that the equity funds will be invested in additional apartment communities. Since year-end 1998, the company purchased two additional apartment properties using cash and an assumption of a mortgage loan totaling $15,167,000. The company is continuously evaluating other potential acquisitions; however, no acquisitions are considered probable at this time.

In 1997, the company granted Cornerstone a continuing right to purchase up to 9.8% of the common shares of Apple at the market price, net of selling commissions. Cornerstone owned 417,778 common shares of the company at a cost of $3.76 million which represents approximately 1.5% of the company's common shares outstanding at December 31, 1998. The company also granted Cornerstone a "first right of refusal" to purchase the properties or business of Apple. Cornerstone has stated in its public filings its intent to make periodic evaluations on the feasibility of purchasing the company. Cornerstone and Apple have hired external financial advisors and formed separate independent committees of the respective boards of directors to consider a potential merger.

IMPACT OF YEAR 2000
The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The company's accounting, property management, human resources, and payroll services and computer systems are provided by an outside management company. The managing company states the applications are classified as year 2000 compliant by their respective software vendors once upgraded. The managing company is actively engaged in upgrading the computer systems.

The company is also exposed to the risk that one or more of its vendors or service providers could experience year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the company's operations. To date, the company is not aware of any vendor or service provider year 2000 issue that management believes would have a material adverse impact on the company's operations. However, the company has no means of ensuring that its vendors or service providers will be year 2000-ready. The inability of vendors or service providers to complete their year 2000 resolution process in a timely fashion could have an adverse impact on the company. The effect on non-compliance by vendors or service providers is not determinable at this time.

The company utilizes microprocessors which are imbedded in systems which are part of the company's operations. In particular, year 2000 problems in the HVAC, elevator, telephone, security, or other such systems at the properties could disrupt operations at the affected properties. The company completed an assessment of these systems in 1998 and has an ongoing plan to make all systems compliant. At this point, based on the status of its assessment, the company does not believe material systems will be non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the year 2000 problem, the disruption caused by such failure should not be material to the company's operations.

Failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The company believes that, with the implementation of new or upgraded business systems and completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the company is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonable likely worst-case scenario would be that the company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the company's year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over year 2000 readiness of these third-party suppliers, the company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact.

There should be no additional cost to the company for the software and computer hardware upgrades. The software upgrades are included in the annual maintenance fee paid by the managing company to the vendors, and the computer hardware upgrades are included in the ordinary course of business regardless of the year 2000 issue.

The  company has  contingency  plans for certain  critical  applications.  These
contingency  plans  involve,   among  other  actions,   manual  workarounds  and
contracting with vendors capable of providing services.

MARKET RISK DISCLOSURE
Substantially all of the company's market risk is exposure to changes in mortgage interest rates related to the recent assumption of mortgage loans and interest rates on short-term investments. The contractual weighted average interest rates of the assumed debt was 7.56%. The company marked this debt to market using interest rates available on similar mortgage loans at the time of assumption, resulting in effective interest expense of 6.5%. The company invests proceeds from its best efforts offering in short-term money market investments pending acquisitions. The company intends to invest this money in real estate assets as suitable opportunities arise and does not anticipate maintaining as high a level of cash as it did during 1998.

If interest rates on short-term investments were to decrease by 100 basis points in 1999 from what they were in 1998, net income would decrease by approximately $350,000, assuming the same level of cash investment (see discussion above). It is anticipated that the impact on net income from a reduction in short-term rates would not be as great as indicated above, as the invested cash amounts are expected to decrease upon investment in real estate assets in 1999. In the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

IMPACT OF INFLATION
The company does not believe that inflation had any significant impact on the operation of the company in 1998. Future inflation, if any, would likely cause increased operating expenses, but the company believes that increases in expenses would be more than offset by increases in rental revenues. Continued inflation may also cause capital appreciation of the company's properties over time, as rental rates and replacement costs increase.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors


The Board of Directors and Shareholders
Apple Residential Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Apple Residential Income Trust, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Residential Income Trust, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP


Richmond, Virginia
February 4, 1999

Financial Information
Consolidated Balance Sheets

December 31,                                                                   1998                     1997
------------                                                                   ----                     ----
Assets
Investment in rental property
Land                                                                         $40,761,281              $15,396,823
Buildings and property improvements                                          197,807,725               73,113,886
Furniture and fixtures                                                         3,190,919                1,123,639
-------------------------------------------------------------------------------------------------------------------
                                                                             241,759,925               89,634,348

Less accumulated depreciation                                                 (7,686,479)              (1,898,003)
-------------------------------------------------------------------------------------------------------------------
                                                                             234,073,446               87,736,345

Cash and cash equivalents                                                     40,073,198               24,162,572
Prepaid expenses                                                                 339,605                  142,581
Other assets                                                                   7,360,903                  444,022
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $281,847,152             $112,485,520
-------------------------------------------------------------------------------------------------------------------

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Mortgage notes payable                                                       $25,165,861                       --
Accounts payable                                                               1,565,453                 $536,324
Accrued expenses                                                               4,883,852                2,143,888
Rents received in advance                                                        150,351                   70,051
Tenant security deposits                                                         882,014                  394,702
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             32,647,531                3,144,965
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 28,331,274 shares
   and 12,371,829 shares, respectively                                       251,890,553              109,090,459
Class B convertible stock, no par value, authorized 200,000 shares;
   issued and outstanding 200,000  shares                                         20,000                   20,000
Receivable from officer-shareholder                                                   --                  (20,000)
Net income greater (less) than distributions                                  (2,710,932)                 250,096
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   249,199,621              109,340,555
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $281,847,152             $112,485,520
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1998              1997
-------------------------------------------------------------------------------------------------------------------
REVENUE:
Rental income                                               $30,764,904     $12,005,968
-------------------------------------------------------------------------------------------------------------------
EXPENSES:
Property and maintenance                                      8,819,809       3,571,484
Taxes and insurance                                           4,453,177       1,765,741
Property management                                           1,685,713         656,267
General and administrative                                      799,732         351,081
Amortization expense                                             38,758          28,490
Depreciation of rental property                               5,788,476       1,898,003
-------------------------------------------------------------------------------------------------------------------

Total expenses                                               21,585,665       8,271,066

Income before interest income (expense)                       9,179,239       3,734,902
Interest income                                               1,638,544         222,676
Interest expense                                              (737,875)        (458,384)
-------------------------------------------------------------------------------------------------------------------

Net income                                                  $10,079,908      $3,499,194
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                       $0.51           $0.54
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


Consolidated Statements of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock         Convertible Class B Stock
                                        ----------------------------------------------  Receivable         Net Income          Total
                                           Number                   Number              From Officer-   Greater (Less) Shareholders'
                                         of Shares        Amount   of Shares     Amount  Shareholder  Than Distributions      Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                     10          $100    200,000    $20,000     $(20,000)             $--          $100

Net proceeds from the sale of shares     11,756,545   103,552,905         --         --           --               --   103,552,905
Net income                                       --           --          --         --           --        3,499,194     3,499,194
Cash distributions declared to
     shareholders ($.60 per share)               --           --          --         --           --       (3,249,098)   (3,249,098)
Shares issued to Cornerstone Realty
     Income Trust, Inc.                     417,778     3,760,000         --         --           --               --     3,760,000
Shares issued through
     Additional Share Option                197,496     1,777,454         --         --           --               --     1,777,454

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997             12,371,829   109,090,459    200,000     20,000      (20,000)         250,096   109,340,555
Net proceeds from the sale of shares     15,168,582   135,682,327         --         --           --               --   135,682,327
Net income                                       --            --         --         --           --       10,079,908    10,079,908
Cash distributions declared to
     shareholders ($.818 per share)              --            --         --         --           --      (13,040,936)  (13,040,936)
Payment  from officer-shareholder                --            --         --         --       20,000               --        20,000
Shares issued through
     Additional Share Option                790,863     7,117,767         --         --           --               --     7,117,767

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             28,331,274  $251,890,553    200,000    $20,000          $--     $(2,710,932)  $249,199,621

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                                                              1998                     1997
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                               $  10,079,908           $   3,499,194
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                                                5,827,234               1,926,493
Amortization of deferred financing costs                                        28,781                  60,490
Amortization of mortgage notes payable premium                                (104,460)                     --
Changes in operating assets and liabilities:
Prepaid expenses                                                              (197,024)               (142,581)
Other assets                                                                (1,159,420)               (533,002)
Accounts payable                                                             1,029,129                 536,324
Accrued expenses                                                             1,645,180               1,631,776
Rent received in advance                                                        80,300                  70,051
Tenant security deposits                                                      (107,352)                 26,280
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                             17,122,276               7,075,025
-------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of rental property, net of liabilities assumed               (112,620,816)            (85,147,726)
Capital improvements                                                       (12,396,811)             (3,606,088)
Earnest deposit money for pending acquisition of rental property            (5,825,000)                     --
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                (130,842,627)            (88,753,814)
-------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                                 --              39,640,000
Repayments of short-term borrowings                                                 --             (39,640,000)
Repayment of mortgage notes payable                                           (148,181)                     --
Payment from officer-shareholder                                                20,000                      --
Net proceeds from issuance of shares                                       142,800,094             109,090,359
Cash distributions paid to shareholders                                    (13,040,936)             (3,249,098)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                             129,630,977             105,841,261
-------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                       15,910,626              24,162,472

Cash and cash equivalents, beginning of year                                24,162,572                     100
-------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents, end of year                              $  40,073,198           $  24,162,572
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
Apple Residential Income Trust, Inc., together with its subsidiaries Apple Limited, Inc., and Apple General, Inc., and seven subsidiary partnerships (the "company"), is an externally advised real estate investment trust formed on August 7, 1996, as a Virginia corporation. The company operates in one defined business segment as an owner-operator of residential apartment communities in Texas. The majority of the company's apartment communities are located in the Dallas/Fort Worth, Texas metropolitan area. All operations commenced in January 1997 and, therefore, no statements of operations or cash flows are presented for periods prior to January 1997. The accompanying consolidated financial statements include the accounts of Apple Residential Income Trust, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS
As of January 1, 1998, the company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

CASH AND CASH EQUIVALENTS
Cash equivalents include highly liquid money market investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents of $36,220,000 and $22,556,000 were invested with First Union National Bank at December 31, 1998 and 1997, respectively.

INVESTMENT IN RENTAL PROPERTY
The investment in rental property is recorded at cost, net of depreciation, which includes real estate brokerage commissions paid to Apple Realty Group, Inc., Cornerstone Realty Income Trust, Inc., and Apple Residential Management Group Inc. (see Note 6 to the consolidated financial statements).

The company records impairment losses on rental property used in the operations if indicators of impairment are present and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value and its carrying value. No impairment losses have been recorded to date.

Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations, and replacements are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27.5 years for buildings and major improvements and a range from five to 10 years for furniture and fixtures.

INCOME RECOGNITION
Rental, interest, and other income are recorded on an accrual basis. The company's properties are leased under operating leases that, typically, have terms that do not exceed one year.

DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the term of the related debt. Amortization of deferred financing costs is classified as interest expense in the consolidated statements of operations.

STOCK INCENTIVE PLANS
The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. As discussed in
Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), requires use of option valuation models that were developed for use in valuing employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ADVERTISING COSTS
Costs incurred for the production and distribution of advertising are expensed as incurred.

EARNINGS PER SHARE
Basic and diluted earnings per common share are calculated in accordance with FASB Statement 128, "Earnings Per Share." Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect for all potential common shares that were outstanding for the year.

FEDERAL INCOME TAXES
The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust, which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

For income tax purposes, distributions paid to shareholders consist of ordinary income and return of capital or a combination thereof. Distributions per share were $.82 and $.60 for the years ended December 31, 1998 and 1997, respectively. In 1998 and 1997, the total distribution was taxable as ordinary income.

USE OF ESTIMATES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


NOTE 2
INVESTMENT IN RENTAL PROPERTY
The following is a summary of rental property owned at December 31, 1998.


                            Initial             Total         Accumulated     Date
Description                Acquisition Cost Investment*       Depreciation   Acquired **              Encumbrances
-------------------------------------------------------------------------------------------------------------------
Brookfield                $5,458,485       $6,583,990          $461,797     January 1997                 --
Eagle Crest               15,650,000       17,862,629         1,090,199     January 1997                 --
Aspen Hills                5,690,560        7,502,434           503,215     January 1997                 --
Mill Crossing              4,544,121        5,458,746           340,409    February 1997                 --
Polo Run                   6,858,974        8,061,726           476,847       March 1997                 --
Wildwood                   3,963,519        4,684,813           263,140       March 1997                 --
Toscana                    5,854,531        6,792,187           383,495       March 1997                 --
The Arbors on Forest Ridge 7,748,907        8,632,706           488,283       April 1997                 --
Pace's Cove                9,277,355        9,833,200           452,595        June 1997                 --
Remington at Las Colinas  13,100,000       15,295,457           668,070      August 1997                 --
Copper Crossing            9,275,000       10,965,314           337,705    November 1997                 --
Main Park                  8,000,000        8,650,550           274,697    February 1998                 --
Timberglen                12,000,000       13,126,845           384,619    February 1998                 --
Silverbrook               18,210,000       20,144,422           367,291         May 1998         $3,047,994
Summer Tree                5,700,000        6,415,878            73,713        June 1998                 --
Park Village               7,000,000        7,477,425           126,428        July 1998                 --
Cottonwood Crossing        5,700,000        6,147,288           106,322        July 1998                 --
Devonshire                 5,205,000        6,699,709            83,371        July 1998          3,627,425
Pace's Point              11,405,000       12,869,988           194,112        July 1998          7,679,619
Emerald Oaks              10,930,000       11,768,594           198,390        July 1998          6,635,025
Newport                    6,330,000        6,741,792           113,758        July 1998          3,020,775
Estrada Oaks               9,350,000        9,867,652           147,860        July 1998                 --
Burney Oaks                9,300,000        9,679,771            52,635     October 1998                 --
Cutter's Point             8,100,000        8,690,442            40,770     October 1998                 --
The Courts on Pear Ridge  11,500,000       11,806,367            56,758    November 1998                 --
-------------------------------------------------------------------------------------------------------------------
                        $216,151,452     $241,759,925        $7,686,479                         $24,010,838

*    Includes  real  estate   commissions,   closing  costs,   and  improvements
     capitalized since the date of acquisition.

** Date listed is the date which the property was first acquired. The subsequent acquisition of adjacent properties has been combined in the other categories.

The following is a reconciliation of the carrying amount of real estate owned:

                                               1998              1997
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                     $  89,634,348               $--
Real estate purchased***                   139,728,766        86,028,260
Improvements, furniture, and fixtures       12,396,811         3,606,088
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                    $241,759,925       $89,634,348

*** In connection with the acquisition of rental property during 1998, the company assumed mortgage loans of $24,159,019, which was increased by $1,259,403 for a fair value adjustment.

The following is a reconciliation of accumulated depreciation:

                                               1998               1997
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                        $1,898,003                $--
Depreciation expense                         5,788,476          1,898,003
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                      $7,686,479         $1,898,003


NOTE 3
NOTES PAYABLE
In connection with the acquisitions of five properties in July 1998, the company assumed five mortgage notes with a principal amount of $24,159,019. These mortgage notes were recorded at a fair value of $25,418,421 at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to interest expense over the term of the respective notes. At December 31, 1998, the balance of the mortgage notes payable was $25,165,861. Mortgage notes payable are due in monthly installments, including principal and interest. Prepayment penalties apply for early retirements. Scheduled maturities are at various dates through December 2005. The weighted average contractual interest rate on the mortgage notes was 7.56% at December 31, 1998, and the effective weighted average rate was 6.5% including the effect of the fair value adjustment. Interest paid by the company in 1998 was $910,689 relating to the mortgage loans.

The aggregate maturities of mortgage notes payable for the five years subsequent to December 31, 1998 were as follows:
                       Year           Amount
                       ---------------------
                       1999        $ 495,273
                       2000          543,922
                       2001          569,283
                       2002          596,599
                       2003        7,803,458
                 Thereafter       15,157,326
                 ---------------------------
                                 $25,165,861
During 1997, the company entered into an agreement with a commercial bank to obtain an unsecured revolving line of credit not to exceed $20 million to facilitate in the timely acquisition of properties. The unsecured line of credit expired on March 31, 1998 and was not amended to extend the maturity date. The company paid interest of $312,466 in 1997 relating to the unsecured line of credit. The weighted average interest rate incurred under the line of credit was 7.8% in 1997.

No interest was capitalized in 1998 or 1997.


NOTE 4
SHAREHOLDERS' EQUITY
During 1998, the company completed its initial "best efforts" offering of $250 million and extended the offering for an additional $50 million of which $28 million was raised as of December 31, 1998. The company is raising equity capital through the "best efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold. The company received gross proceeds of $159,594,450 and $121,633,733 from the sale of 15,959,445 and 12,371,819 shares, including shares sold through the reinvestment of distributions, for the years ended December 31, 1998 and 1997, respectively. The Managing Dealer received selling commissions and a marketing expense allowance equal to 7.5% and 2.5%, respectively, of the gross proceeds of shares sold. During 1998 and 1997, the underwriter earned $15,959,445 and $11,787,399, respectively. The net proceeds of the offering, after deducting selling commissions and other offering expenses, were $142,800,094 and $109,090,359 for 1998 and 1997, respectively. These totals include 417,778 shares purchased by Cornerstone Realty Income Trust, Inc. ("Cornerstone") in 1997 for $3,760,000 outside of the public "best efforts" offering. Cornerstone owned approximately 1.5% of the company's outstanding shares on December 31, 1998 (see Note 6 to the consolidated financial statements).

On November 14, 1996, the company issued 200,000 Class B Convertible Shares to Mr. Glade Knight, president and chairman of the board of the company, for $.10 per share or $20,000 in aggregate.

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

         Gross Proceeds             Number of
         Raised from                Common Shares
         Sales of Common            through Conversion
         Shares through             of One Class B
         Date of Conversion         Convertible Share
         ----------------------------------------------------
         $50 million                1.0
         $100 million               2.4
         $150 million               4.2
         $200 million               6.4
         $250 million               8.0

No additional consideration is due upon the conversion of the Class B Convertible Shares. Upon the probable occurrence of a triggering event, the company will record expense for the difference between the market value of the company's stock and par value of the Class B Convertible Shares in the statement of operations based on the full convertibility of the Class B Convertible Shares.

The company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the company ("Additional Share Option Plan"). Of the total proceeds raised from common shares during the years ended December 31, 1998 and 1997, $7,908,627 (net proceeds of $7,117,767) and
$1,974,949 (net proceeds of $1,777,454), respectively, were provided through the reinvestment of distributions.


NOTE 5
BENEFIT PLANS
STOCK INCENTIVE PLANS
Under the 1997 Incentive Plan, as amended, a maximum of 1,242,735 options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Under the Directors Plan, as amended, a maximum of 517,443 options could be granted to the independent directors of the company.

In 1998, the company granted 11,376 options to purchase shares under the Directors Plan and no options under the Incentive Plan.

On September 17, 1998, the company's board of directors approved the grant to Glade M. Knight of options to purchase common shares (the "Award Agreement"). This grant was made apart from the Incentive Plan. The Award Agreement provides Mr. Knight options to purchase 355,111 common shares (the "Award Options"). The Award Options vest in five equal parts, if, as, and when there is sold in the company's "best efforts" additional $50 million offering of $10 million, $20 million, $30 million, $40 million, and $50 million, respectively (each a break point), in shares. If the offering is terminated at any point other than one of the break points, a pro rata portion of the Award Options will vest at the time of termination. Under the terms of the Award Agreement, 142,045 options to purchase shares were vested at December 31, 1998.

Under the Award Agreement, the exercise price of the Award Options will be $10 per common share acquired, which is equal to the selling price of the common shares under the "best efforts" offering. However, if a triggering event occurs, the exercise price will be $1.00 per common share for the following 180 days. A triggering event means the occurrence of either of the following events: (1) substantially all of the company's assets, stock, or business is sold or otherwise transferred; or (2) the Advisory Agreement between the company and Apple Residential Advisors, Inc. ("ARA") is terminated or not renewed, and the company ceases to use Apple Residential Management Group, Inc. ("ARMG") to provide substantially all of its property management services.

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

Both the Incentive Plan and the Directors Plan of the company generally provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. At the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable during which to exercise the options. Activity in the company's share option plans during the years ended December 31, 1998 and 1997 is summarized in the following table:


                                    1998                      1997
-------------------------------------------------------------------------------------------------------------------
                                      Weighted Average                 Weighted Average
                                 OptionsExercise Price        Options  Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year    20,550       $10.00            --       --
Granted                          366,487        10.00         20,550   $10.00
Exercised                             --           --            --         --
Forfeited                             --           --            --         --
-------------------------------------------------------------------------------------------------------------------
Outstanding, end of year         387,037       $10.00         20,550   $10.00
Exercisable at end of year       173,971       $10.00         20,550   $10.00
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR VALUE OF
OPTIONS GRANTED DURING THE YEAR                  $.40                    $.83




Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.5% for 1998 and 6.7% for 1997; a dividend yield of 9.0% for 1998 and 7.0% for 1997; volatility factors of the expected market price of the company's common stock of .160 for 1998 and
 .161 for 1997; and a weighted average expected life of the options of five years for 1998 and 10 years for 1997.

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

For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The full impact is included in the pro forma amounts disclosed below.

                                              1998                1997
-------------------------------------------------------------------------------------------------------------------
Pro forma FASB 123
         Net income                         $10,019,905       $3,482,138
         As reported net income             $10,079,908       $3,499,194
Pro forma FASB 123
         Earnings per share                        $.50             $.54
         As reported net income per share          $.51             $.54


401(K) SAVINGS PLAN
Eligible employees of the company participate in a contributory employee savings plan. Under the plan, the company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 1% of their annual salary. Expenses under this plan for 1998 were $11,190.


NOTE  6  RELATED-PARTY  TRANSACTIONS
The company had contracted with Apple Residential Management Group, Inc. ("ARMG") to manage the acquired properties; Apple Residential Advisors, Inc. ("ARA") to advise and provide the company with day-to-day management services; and Apple Realty Group, Inc. ("the Cornerstone affiliates") to acquire and dispose of real estate assets held by the company. ARMG, ARA, and Apple Realty Group, Inc. were initially owned by Glade M. Knight. Mr. Knight also serves as chairman of the board and chief executive officer of the company and Cornerstone Realty Income Trust, Inc. Before the transaction described below, during 1997, the company paid ARMG a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $52,375. The company paid ARA a fee equal to .25% of total contributions received by the company in the amount of $14,894. The company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,382.

During 1997, with the approval of the company, Cornerstone entered into subcontract agreements with ARMG and ARA, whereby Cornerstone agreed to provide advisory and property management services to the company in exchange for fees and expense reimbursement on the same terms described above. During 1998 and 1997, the company paid Cornerstone or the Cornerstone affiliates $2,220,593 and $822,497, respectively, in management and advisory fees.

During 1997, with the consent of the company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of Apple Realty Group, Inc. was the acquisition/disposition agreement with the company. Cornerstone paid $350,000 in cash and issued 150,000 common shares (valued at an aggregate of $1,650,000) to Glade M. Knight in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone was entitled, under the terms of the asset/disposition agreement, to a real estate commission equal to 2% of the gross purchase price of the company's properties plus reimbursement of certain expenses. During 1998 and 1997, Apple paid Cornerstone $2,665,100 and $1,031,066, respectively, for acquisition services under the agreement.

Cornerstone owns 417,778 shares of the company's common stock which were purchased during 1997 for $3,760,000, which represents approximately 1.5% of the total common shares of the company outstanding on December 31, 1998. The company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the company at market price, net of selling commissions. The company paid Cornerstone distributions of $340,483 in 1998 and $253,172 in 1997.

The company also has granted Cornerstone a "first right of refusal" to purchase the property or business of Apple. Cornerstone has stated in its public filings its intent to make periodic evaluations on the feasibility of purchasing the company. The company and Cornerstone have hired external advisors and have formed separate, independent committees of the respective boards of directors to consider a potential merger.


NOTE 7
QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------
                                                First            Second            Third         Fourth
1998                                          Quarter           Quarter          Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------
Revenue                                    $4,928,751        $6,106,378       $9,221,478       $10,508,297
Income before interest income (expense)     1,635,832         2,004,663        2,830,639         2,708,105
Net income                                  1,959,718         2,476,742        2,884,732         2,758,716
Basic and diluted earnings
  per common share                                .14              . 14             . 13              . 11
Distributions per share                           .20              . 20             . 21              . 21

-------------------------------------------------------------------------------------------------------------------
                                                First            Second            Third         Fourth
1997                                          Quarter           Quarter          Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------
Revenue                                    $1,154,400        $2,824,034       $3,788,306        $4,239,228
Income before interest income (expense)       475,487           983,700        1,089,092         1,186,623
Net income                                    556,255           830,469          856,729         1,255,741
Basic and diluted earnings
  per common share                                .16              . 15             . 12              . 12
Distributions per share                            --              . 20             . 20              . 20


NOTE 8
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                             1998              1997
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Net income numerator for basic and diluted earnings       $10,079,908       $3,499,194
DENOMINATOR:
   Denominator for basic earnings per
     share-weighted-average shares                         19,910,408        6,493,114
Effect of dilutive securities:
   Stock options                                                   --               --
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share-adjusted
    weighted-average shares and assumed conversion         19,910,408        6,493,114
-------------------------------------------------------------------------------------------------------------------

   Basic and diluted earnings per share                   $       .51       $      .54
-------------------------------------------------------------------------------------------------------------------

Options outstanding of 173,971 are not included in dilutive earnings per share calculations since they are not dilutive. Class B Convertible Shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4).


NOTE 9
SUBSEQUENT EVENT
In January 1999, the company declared and paid cash distributions to shareholders of $5,349,330, of which $3,147,377 was reinvested in the Additional Share Option. The company also closed the sale to investors of 627,164 shares at $10 per share representing net proceeds to the company of $5,644,475 after payment of underwriter fees. In January 1999, the company purchased Sierra Ridge Apartments in San Antonio, Texas. The 230-unit apartment community was purchased for $5,817,000 in cash. In February 1999, the company purchased Grayson Square Apartments in Grapevine, Texas. The 200-unit apartment community was purchased for $9,350,000, consisting of $2,357,215 in cash and the assumption of a $6,992,785 mortgage loan.


NOTE 10
PRO FORMA INFORMATION (UNAUDITED)
The following unaudited pro forma information for the years ended December 31, 1998 and 1997 is presented as if (a) the company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the period; and (b) the company had used proceeds from its best efforts offering or assumed mortgages to acquire the properties purchased during 1998 and 1997. The pro forma information does not purport to represent what the company's results of operations would have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

Unaudited Pro Forma Totals               1998             1997
-------------------------------------------------------------------------------------------------------------------
Revenue                             $42,871,978      $41,247,614
Net Income                           10,970,342       10,187,703
Basic earnings per share                    .48              .46

The pro forma information presented above reflects adjustments for the actual rental income and rental expenses of the properties purchased during 1998 and 1997 for the respective periods in 1998 and 1997 prior to acquisition by the company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the company's contractual arrangements; (2) depreciation has been adjusted based on the company's basis in the properties; and (3) interest expense has been adjusted based on the interest rate in effect at the assumption of the mortgage debt.

NOTE 11
POTENTIAL  MERGER WITH  CORNERSTONE  REALTY INCOME TRUST,  INC.  (UNAUDITED)
The Company's Board of Directors met on March 30, 1999, and voted to approve a merger with Cornerstone Realty Income Trust, Inc. subject to, among other requirements, an affirmative vote of the Company's shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OWNERSHIP OF EQUITY SECURITIES

"Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as an admission that any of such Shares are in fact beneficially owned by any person. As of the Record Date, there are no shareholders known to the Company who own beneficially more than 5% of the outstanding Shares.

Beneficial Ownership of Shares held by directors and executive officers of the Company as of the Record Date is indicated in the table below. Each person named in the table and included in the director/officer group has sole voting and investment powers as to such Shares, or shares such powers with his or her spouse and minor children, if any.


                                                                          Number of
                                                                          Shares
                                                                          Beneficially         Percent of Class
         Name                                                               Owned(1)           ----------------
         ----                                                               --------
Lisa B.  Kern .                                                                10,642.00          *
Glade M. Knight(2)                                                            361,228.05          *
Penelope W. Kyle                                                               11,142.00          *
Bruce H.  Matson                                                               10,642.00          *
All directors and executive officers as a group                               393,654.05          *


-----------------------

   * Less than one percent of outstanding Shares.

(1) Includes Shares that may be acquired upon the exercise of stock options, as follows: Mss. Kern and Kyle and Mr. Matson - 10,642 Shares each at $10 per Share.

(2) In addition, Mr. Knight owns 200,000 Class B Convertible Shares of which 30,000 Class B Convertible Shares are beneficially held for Debra A. Jones and Stanley J. Olander, Jr., 15,000 Class B Convertible Shares each. The Class B Convertible Shares are convertible upon the occurrence of certain events into Shares pursuant to a formula based upon the gross proceeds raised by the Company through the date of conversion.


ELECTION OF DIRECTORS

Nominees for Directors. At the Annual Meeting, four (4) directors are to be elected, each to hold office until the next annual meeting of Shareholders, or until his or her successor is duly elected and qualified, except in the event of death, resignation or removal. The nominees for election to the four positions on the Board of Directors to be voted upon at the Annual Meeting are Lisa B. Kern, Glade M. Knight, Penelope W. Kyle and Bruce H.
Matson.

The nominees, their ages, the year of election of each to the Board of Directors of the Company, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company, and the executive officers of the Company, are as follows:

Glade M. Knight, 54, is Chairman, Chief Executive Officer and President of the Company. Since 1972, Mr. Knight has held executive and/or ownership positions in several corporations involved in the management of and investment in real estate, and has served, directly or indirectly, as a general or limited partner of 71 limited partnerships owning 80 properties comprising over 13,000 apartment units. Mr. Knight is also a director, Chairman of the Board and President of Cornerstone Realty Income Trust, Inc. Cornerstone Realty Income Trust, Inc. is a real estate investment trust which at December 31, 1998 owned 58 apartment communities comprising 13,462 apartment units in the mid-Atlantic and southeastern United States.

Penelope W. Kyle, 51, is a director of the Company. Ms. Kyle has been the director of the Virginia Lottery since September 1, 1994. Ms. Kyle worked in various capacities for CSX Corporation and its affiliated companies from 1981 until August 1994. She served as Vice President, Administration and Finance for CSX Realty, Inc. beginning in 1991, as Vice President, Administration for CSX Realty, Inc. from 1989 to 1991, and as Assistant Vice President and Assistant to the President for CSX Realty, Inc. from 1987 to 1989. Ms. Kyle is also a director of Cornerstone Realty Income Trust, Inc.

Lisa B. Kern, 38, is a director of the Company. Ms. Kern is a portfolio manager and Vice President of Davenport & Co., LLC, an investment banking firm, in Richmond, Virginia. Previously, Ms. Kern was a Vice President with Crestar Bank's Trust and Investment Management Group from 1989 to 1996.

Bruce H. Matson, 41, is a director of the Company. Mr. Matson is a Vice President and director of the law firm of LeClair Ryan, a Professional Corporation, in Richmond, Virginia. Mr. Matson has practiced law since 1983.

EXECUTIVE OFFICERS

The Company's sole executive officer is Glade M. Knight. Information with regard to Mr. Knight is set forth above under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICER

The Company did not pay a salary to its executive officer for the year ending December 31, 1998. The Company operates as an "externally-advised" and "externally-managed" real estate investment trust ("REIT"). See "Certain Relationships and Agreements - Management Contracts"

COMPENSATION OF DIRECTORS

During 1998, independent directors (Mss. Kern and Kyle and Mr. Matson) received annual directors' fees of $5,000 plus $500 for each meeting of the Board and $100 for each committee meeting attended; however, independent directors did not receive any compensation for attending a committee meeting if it occurred on the same day as a meeting of the entire Board of Directors. Non-independent directors received no compensation from the Company for their service as directors. All directors were reimbursed by the

Company for their travel and other out-of-pocket expenses incurred in attending meetings of the directors or a committee and in conducting the business of the Company.

In addition, in 1998, each independent director received an option to purchase 3,792 Shares, exercisable at $10 per Share. Independent directors will receive additional Share options in 1999 and future years under the Company's Non-Employee Directors Stock Option Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on security ownership of certain beneficial owners and management is included in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Contracts. The Company operates as an "externally-advised" and "externally-managed" REIT. Through subcontract agreements, Cornerstone Realty Income Trust, Inc. ("Cornerstone") serves as the advisor to and as the manager of the properties of the Company. In addition, Cornerstone provides property acquisition services to the Company.

Prior to March 1, 1997, the Company entered into a separate management agreement with Apple Residential Management Group, Inc. (the "Management Company") with respect to each property acquired. Under the terms of these agreements, the Company was obligated to pay the Management Company a management fee equal to 5% of gross rental income from the related property plus reimbursement of certain expenses. Prior to March 1, 1997, under the terms of the advisory agreement with Apple Residential Advisors, Inc. (the "Advisor"), the Company was obligated to pay to the Advisor an annual advisory fee of up to 0.25% of the Company's assets based on certain performance criteria. Prior to March 1, 1997, Mr. Knight was the sole owner of the Management Company and the Advisor. Effective March 1, 1997, with the approval of the Company, Cornerstone entered into subcontract agreements with the Management Company and the Advisor whereby Cornerstone provides advisory and property management services to the Company in exchanges for fees and expense reimbursement on the same terms described above. For the period prior to March 1, 1997, the Company paid to the Management Company a management fee plus reimbursement of certain expenses in the amount of $52,375 and to the Advisor an advisory fee in the amount of $14,894. For the period from March 1, 1997 through December 31, 1997, the Company paid to Cornerstone $822,934 in management and advisory fees and $214,961 for certain reimbursable items.

Prior to March 1, 1997, under the terms of the acquisition agreement with Apple Realty Group, Inc. (the sole owner of which was Mr. Knight), the Company was obligated to pay Apple Realty Group, Inc. a brokerage commission of 2% of the gross purchase price of each property acquisition. Effective March 1, 1997, with the approval of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc., including the rights to the acquisition agreement. The purchase price for the assets was $2 million, paid $350,000 in cash and $1,650,000 in Cornerstone common shares (150,000 Cornerstone common shares valued at $11 per common share). For the period prior to March 1, 1997, the Company paid to Apple Realty Group, Inc. fees in the amount of $624,382. For the period from March 1, 1997 through December 31, 1997, the Company paid to Cornerstone approximately $1,031,066 under the acquisition agreement.

Other Relationships. The husband of Penelope W. Kyle, who is a director of the Company, is a partner in McGuire, Woods, Battle & Boothe LLP, which serves as general counsel to the Company.

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

     (a)  Documents filed as part of the report

          1.   Financial Statements

               The following consolidated financial statements of the registrant are included in Item 8:

               Independent Auditors' Report
                                 Ernst & Young LLP

               Consolidated Balance Sheets
                                 December 31, 1998 and 1997

               Consolidated Statements of Operations
                                 Years Ended December 31, 1998 and 1997

               Consolidated Statements of Shareholders' Equity
                                 Years Ended December 31, 1998 and 1997

               Consolidated Statements of Cash Flows
                                 Years Ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

               Schedule III - Real Estate and Accumulated Depreciation (Included on pages 27 and 28 of this Form 10-K Report)

               All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

          3.   Exhibits

               Incorporated herein by reference are the exhibits listed under "Exhibits Index" on pages 30 through 35 of this Form 10-K Report.

               (b)  Reports on Form 8-K

               During the last quarter of 1998, the Company filed the following Current Reports on Form 8-K:

               On November 12, 1998, the registrant filed a Report dated October 28, 1998 on Form 8-K The item reported was Item 2 (acquisition of Burney Oaks and Brandywine Park Apartments (which was subsequently renamed Cutter's Point)).

               On December 2, 1998, the registrant filed a Report dated November 17, 1988 on Form 8-K. The item reported was Item 2 (the acquisition of The Courts on Pear Ridge Apartments).

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (AS OF DECEMBER 31, 1998) YEAR TO DATE DECEMBER


                                                                    Subsequently          Gross Amount Carried
                                          Initial Cost               Capitalized
                              Encum-     --------------------------------------------------------------------------------------
  Description                 brances        Land          Bldg.         Impr.         Land      Bldg. & Impr.     Total
-------------------------------------------------------------------------------------------------------------------------------
1) Brookfield                      $ 0   $ 1,146,282   $ 4,312,203   $ 1,125,505   $ 1,204,680   $ 5,379,310   $ 6,583,990
* Dallas, TX
* Multi-family housing

2) Eagle Crest                     $ 0   $ 2,973,500   $12,676,500   $ 2,212,629   $ 3,089,848   $14,772,781   $17,862,629
* Irving, TX
* Multi-family housing

3) Aspen Apartments                $ 0   $ 1,081,206   $ 4,609,354   $ 1,811,874   $ 1,129,710   $ 6,372,724   $ 7,502,434
* Arlington, TX
* Multi-family housing

4) Mill Crossing                   $ 0   $   772,501   $ 3,771,620   $   914,625   $   803,374   $ 4,655,372   $ 5,458,746
* Arlington, TX
* Multi-family housing

5) Polo Run                        $ 0   $   891,667   $ 5,967,307   $ 1,202,752   $   936,906   $ 7,124,820   $ 8,061,726
* Arlington, TX
* Multi-family housing

6) Wildwood Apartments             $ 0   $   832,339   $ 3,131,180   $   721,294   $   882,101   $ 3,802,712   $ 4,684,813
* Euless, TX
* Multi-family housing

7) Toscana Apartments              $ 0   $   819,634   $ 5,034,897   $   937,656   $   859,080   $ 5,933,107   $ 6,792,187
* Dallas, TX
* Multi-family housing

8) Arbors on Forest Ridge          $ 0   $   697,402   $ 7,051,505   $   883,799   $   728,237   $ 7,904,469   $ 8,632,706
* Bedford, TX
* Multi-family housing

9) Paces Cove                      $ 0   $ 1,948,245   $ 7,329,110   $   555,845   $ 1,840,222   $ 7,992,978   $ 9,833,200
* Dallas, TX
* Multi-family housing

10) Remington Hills                $ 0   $ 3,144,000   $ 9,956,000   $ 2,195,457   $ 3,069,248   $12,226,209   $15,295,457
* Irving, TX
* Multi-family housing

11) Copper Crossing                $ 0   $ 1,624,250   $ 7,650,750   $ 1,690,314   $ 1,691,100   $ 9,274,214   $10,965,314
* Fort Worth, TX
* Multi-family housing

12) Main Park                      $ 0   $   560,000   $ 7,440,000   $   650,550   $   583,632   $ 8,066,918   $ 8,650,550
* Duncanville, TX
* Multi-family housing

13) Timberglen                     $ 0   $ 2,400,000   $ 9,600,000   $ 1,126,845   $ 2,463,445   $10,663,400   $13,126,845
* Dallas, TX
* Multi-family housing

14) Silver Brook I                 $ 0   $ 3,106,150   $10,398,850   $ 1,348,903   $ 3,230,222   $11,623,681   $14,853,903
* Grand Prairie, TX
* Multi-family housing

15) Summer Tree                    $ 0   $ 2,964,000   $ 2,736,000   $   715,878   $ 3,067,972   $ 3,347,906   $ 6,415,878
* Dallas, TX
* Multi-family housing


                                               Date of      Date
  Description                  Acc. Dep         Const.    Acquired     Dep. Life
-------------------------------------------------------------------------------------
1) Brookfield                 $   461,797        1984   Jan. 28, 1997   27.5 yrs.
* Dallas, TX
* Multi-family housing

2) Eagle Crest                $ 1,090,199        1983   Jan. 30, 1997   27.5 yrs.
* Irving, TX                                     1985
* Multi-family housing

3) Aspen Apartments           $   503,215        1979   Jan. 31, 1997   27.5 yrs.
* Arlington, TX
* Multi-family housing

4) Mill Crossing              $   340,409        1979   Feb. 21, 1997   27.5 yrs.
* Arlington, TX
* Multi-family housing

5) Polo Run                   $   476,847        1984   Mar. 31, 1997   27.5 yrs.
* Arlington, TX
* Multi-family housing

6) Wildwood Apartments        $   263,140        1984   Mar. 31, 1997   27.5 yrs.
* Euless, TX
* Multi-family housing

7) Toscana Apartments         $   383,495        1986   Mar. 31, 1997   27.5 yrs.
* Dallas, TX
* Multi-family housing

8) Arbors on Forest Ridge     $   488,283        1986   Apr. 25, 1997   27.5 yrs.
* Bedford, TX
* Multi-family housing

9) Paces Cove                 $   452,595        1982   June 24, 1997   27.5 yrs.
* Dallas, TX
* Multi-family housing

10) Remington Hills           $   668,070        1984    Aug. 6, 1997   27.5 yrs.
* Irving, TX                                     1985    Aug. 6, 1997
* Multi-family housing

11) Copper Crossing           $   337,705   1980/1981   Nov. 25, 1997   27.5 yrs.
* Fort Worth, TX
* Multi-family housing

12) Main Park                 $   274,697        1984    Feb. 4, 1998   27.5 yrs.
* Duncanville, TX
* Multi-family housing

13) Timberglen                $   384,619        1984   Feb. 13, 1998   27.5 yrs.
* Dallas, TX
* Multi-family housing

14) Silver Brook I            $   287,655        1982     May 8, 1998   27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

15) Summer Tree               $    73,713        1980    June 1, 1998   27.5 yrs.
* Dallas, TX
* Multi-family housing



                                                                          Subsequently          Gross Amount Carried
                                          Initial Cost                     Capitalized
                              Encum-     -------------------------------------------------------------------------------------------
  Description                 brances          Land          Bldg.             Impr.          Land       Bldg. & Impr.     Total
------------------------------------------------------------------------------------------------------------------------------------
16) Park Village                     $0        $840,000      $6,160,000      $477,425        $866,647    $6,610,778    $7,477,425
* Bedford, TX
* Multi-family housing

17) Cottonwood                       $0        $456,000      $5,244,000      $447,288        $474,835    $5,672,453    $6,147,288
* Arlington, TX
* Multi-family housing

18) Devonshire               $3,627,425      $1,665,600      $3,539,400    $1,494,709      $1,895,151    $4,804,558    $6,699,709
* Dallas, TX
* Multi-family housing

19) Pace's Point             $7,679,619      $1,938,850      $9,466,150    $1,464,988      $2,133,651   $10,736,337   $12,869,988
* Lewisville, TX
* Multi-family housing

20) Newport                  $3,020,775        $506,400      $5,823,600      $411,792        $532,096    $6,209,696    $6,741,792
* Austin, TX
* Multi-family housing

21) Emerald Oaks             $6,635,025        $874,400     $10,055,600      $838,594        $921,151   $10,847,443   $11,768,594
* Grapevine, TX
* Multi-family housing

22) Silver Brook II          $3,047,994      $1,035,100      $3,669,900      $585,519      $1,090,666    $4,199,853    $5,290,519
* Grand Prairie, TX
* Multi-family housing

23) Estrada Oaks                     $0      $1,776,500      $7,573,500      $517,652      $1,846,524    $8,021,128    $9,867,652
* Irving, TX
* Multi-family housing

24) Burney Oaks                      $0      $1,023,000      $8,277,000      $379,771      $1,061,758    $8,618,013    $9,679,771
* Arlington, TX
* Multi-family housing

25) Cutter's Point                   $0      $1,944,000      $6,156,000      $590,442      $2,000,255    $6,690,187    $8,690,442
* Richardson, TX
* Multi-family housing

26) The Courts on Pear Ridge         $0      $2,300,000      $9,200,000      $306,367      $2,358,770    $9,447,597   $11,806,367
* Dallas, TX
* Multi-family housing
                            -------------------------------------------------------------   --------------------------------------

                            $24,010,838     $39,321,026    $176,830,426   $25,608,473      $40,761,281 $200,998,644  $241,759,925(1)


                                               Date of      Date
  Description                  Acc. Dep         Const.    Acquired               Dep. Life
---------------------------------------------------------------------------------------------

16) Park Village                 $126,428         1983       July 1, 1998          27.5 yrs.
* Bedford, TX
* Multi-family housing

17) Cottonwood                   $106,322         1985        July 9, 1998          27.5 yrs.
* Arlington, TX
* Multi-family housing

18) Devonshire                    $83,371         1978       July 17, 1998         27.5 yrs.
* Dallas, TX
* Multi-family housing

19) Pace's Point                 $194,112         1985       July 17, 1998         27.5 yrs.
* Lewisville, TX
* Multi-family housing

20) Newport                      $113,758         1988       July 24, 1998         27.5 yrs.
* Austin, TX
* Multi-family housing

21) Emerald Oaks                 $198,390         1986       July 24, 1998         27.5 yrs.
* Grapevine, TX
* Multi-family housing

22) Silver Brook II               $79,635         1984       July 24, 1998         27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

23) Estrada Oaks                 $147,860         1983       July 27, 1998         27.5 yrs.
* Irving, TX
* Multi-family housing

24) Burney Oaks                   $52,635         1985       Oct. 28, 1998         27.5 yrs.
* Arlington, TX
* Multi-family housing

25) Cutter's Point                $40,770         1978       Oct. 29, 1998         27.5 yrs.
* Richardson, TX
* Multi-family housing

26) The Courts on Pear Ridge      $56,758         1988       Nov. 17, 1998         27.5 yrs.
* Dallas, TX
* Multi-family housing
                              ------------
                               $7,686,479

(1) Represents the aggregate cost for Federal Income tax purposes.
(2) Included real estate commissions, closing costs and improvements capitalized since the date of acquisition.
(3) The following is a reconciliation of the carrying amount of real estate owned:

                    Balance at January 1, 1998                    $89,634,348
                    Real estate purchased                         139,728,766
                    Improvements, furniture and fixtures           12,396,811
                                                                --------------

                    Balance at December 31, 1998                 $241,759,925
                                                               ==============

(4) The following is a reconciliation of accumulated depreciation:

                    Balance at January 1, 1998                     $1,898,003
                    Depreciation expense                            5,788,476
                                                               --------------

                    Balance at December 31, 1998                   $7,686,479
                                                               ==============

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 1999.

                                     APPLE RESIDENTIAL INCOME TRUST, INC.



                                     By:  /s/ Glade M. Knight
                                          ------------------------------
                                          Glade M. Knight,
                                          President


                  Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                   CAPACITY                          DATE
         ---------                                   --------                          ----


/s/ Glade M. Knight                                  Director, President                March 29, 1999
---------------------------------------              Chief Executive
Glade M. Knight                                      Officer, Chief
                                                     Financial Officer
                                                     (and Principal
                                                     Accounting Officer)



/s/ Penelope W. Kyle                                 Director                           March 29, 1999
---------------------------------------
Penelope W. Kyle


/s/ Bruce H. Matson                                  Director                           March 29, 1999
---------------------------------------
Bruce H. Matson


/s/ Lisa B. Kern                                     Director                           March 29, 1999
---------------------------------------
Lisa B. Kern


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

3.3 Articles of Amendment to the Articles of Incorporation of Apple Residential Income Trust, Inc. (Incorporated by reference to Exhibit 3.4 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

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

                      The Company agrees to furnish the Commission on request a copy of any instrument with respect to long-term debt of the Company or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10.4                  Apple Residential  Income Trust, Inc. 1996 Incentive Plan.
                      This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
                      Item 14(c) of Form 10-K.  (Incorporated  by  reference  to
                      Exhibit 10.4 filed in the registrant's registration statement on Form S-11; File No. 333-10635).

10.5 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.5 filed in the registrant's registration s statement on Form S-11; File No. 333-10635).

Exhibit Number        Description

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

10.10 Common Share Purchase Option Agreement between Apple Residential Income Trust, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated herein by reference to Exhibit 10.8 to Form S-3 of Cornerstone Realty Income Trust, Inc. (File No. 333-23693) filed on March 20, 1997).

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

10.28                 Property  Management  Agreement for Main Park  Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 4, 1998 of Apple Residential Income Trust, Inc.; File No. 333- 10635).

10.29                 Property Management  Agreement for Timberglen  Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 13, 1998 of Apple Residential Income Trust, Inc.; File No. 333- 10635)

10.30                 Property Management Agreement for Copper Ridge Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 1998 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.31                 Property Management Agreement for Bitter Creek Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 8, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.32                 Property Management  Agreement for Summer Tree Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 2, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.33                 Property Management Agreement for Park Village Apartments.
                      (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 1, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.34 Certificate of Limited Partnership for Apple REIT II Limited Partnership. (Incorporated by reference to Exhibit
                      10.1 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

Exhibit Number        Description

10.35 Certificate of Limited Partnership for Apple REIT III Limited Partnership. (Incorporated by reference to Exhibit
                      10.2 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.36 Certificate of Limited Partnership for Apple REIT IV Limited Partnership. (Incorporated by reference to Exhibit
                      10.3 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.37 Certificate of Limited Partnership for Apple REIT V Limited Partnership. (Incorporated by reference to Exhibit
                      10.4 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.38 Certificate of Limited Partnership for Apple REIT VI Limited Partnership. (Incorporated by reference to Exhibit
                      10.5 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.39 Limited Partnership Agreement for Apple REIT II Limited Partnership. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.40 Limited Partnership Agreement for Apple REIT III Limited Partnership. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.41 Limited Partnership Agreement for Apple REIT IV Limited Partnership. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.42 Limited Partnership Agreement for Apple REIT V Limited Partnership. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.43 Limited Partnership Agreement for Apple REIT VI Limited Partnership. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.44 Property Management Agreement for Cottonwood Crossing Apartments. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.45                 Property Management Agreement for Pace's Point Apartments.
                      (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.46 Property Management Agreement for Pepper Square Apartments. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.47                 Property Management Agreement for Emerald Oaks Apartments.
                      (Incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.48 Property Management Agreement for Hayden's Crossing Apartments. (Incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.49                 Property  Management  Agreement  for  Newport  Apartments.
                      (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.50                 Property Management Agreement for Estrada Oaks Apartments.
                      (Incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

Exhibit Number        Description

10.51 Property Management Agreement Subcontract for Pace's Point Apartments. (Incorporated by reference to Exhibit 10.25 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.52 Property Management Agreement Subcontract for Pepper Square Apartments. (Incorporated by reference to Exhibit
                      10.26 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.53 Property Management Agreement Subcontract for Emerald Oaks Apartments. (Incorporated by reference to Exhibit 10.27 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.54 Property Management Agreement Subcontract for Hayden's Crossing Apartments. (Incorporated by reference to Exhibit
                      10.28 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.55 Property Management Agreement Subcontract for Newport Apartments. (Incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.56                 Property Management  Agreement for Burney Oaks Apartments.
                      (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated October 28, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.57 Property Management Agreement for Brandywine Park Apartments. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated October 28, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.58 Property Management Agreement for The Courts on Pear Ridge Apartments. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 17, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.59                 Property Management Agreement for Sierra Ridge Apartments.
                      (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 5, 1999 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.60 Property Acquisition/Disposition Agreement dated January 1, 1999. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated January 5, 1999 of Apple Residential Income Trust, Inc.; File No. 0- 23983).

10.61 Property Management Agreement for Grayson Square Apartments. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.62 Certificate of Limited Partnership of Apple REIT VII Limited Partnership. (Incorporated by reference to Exhibit
                      10.3 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.64 Stock Option Agreement dated November 9, 1998 between Glade M. Knight and Apple Residential Income Trust, Inc. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
                      Item 14(c) of Form 10-K. FILED HEREWITH.

21                    Subsidiaries of Apple Residential Income Trust, Inc. FILED
                      HEREWITH.

23                    Consent of Independent Auditors. FILED HEREWITH

27                    Financial Data Schedule.  FILED HEREWITH

99.1 Pages 3 through 6 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated February 4, 1998. FILED HEREWITH.

99.2 Pages 3 through 6 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated February 13, 1998. FILED HEREWITH.

Exhibit Number        Description

99.3 Pages 3 through 7 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated March 31, 1998. FILED HEREWITH.

99.4 Pages 4 through 8 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated May 8, 1998. FILED HEREWITH.

99.5 Pages 4 through 8 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated June 2, 1998. FILED HEREWITH.

99.6 Pages 4 through 8 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated July 1, 1998. FILED HEREWITH.

99.7 Pages 7 through 29 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated July 9, 1998. FILED HEREWITH.

99.8 Pages 4 through 12 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated October 28, 1998. FILED HEREWITH.

99.9 Pages 3 through 7 of the Current Report on Form 8-K of Apple Residential Income Trust, Inc. dated November 17, 1998. FILED HEREWITH.