Form 10-K/A
period 1998-12-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1999-05-04
CIK 1021351

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
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











================================================================================

     The undersigned company (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as follows:

     By adding the Exhibit 99.10 referred to on the attached Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May, 1999.

                      APPLE RESIDENTIAL INCOME TRUST, INC.

                                      By: /s/ Glade M. Knight
                                         -------------------------
                                         Glade M. Knight,
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and President

          EXHIBIT INDEX


Exhibit
 Number      Description
 -------     -----------

99.10 Portions of pages 25 through 33 of the Company's Prospectus dated October 16, 1998 filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on October 29, 1998.