Form 10-Q
period 1999-03-31
APPLE RESIDENTIAL INCOME TRUST INC
filed 1999-05-07
CIK 1021351

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from____________ to ____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 20, 1999, there were outstanding 30,495,187 shares of common stock, no par value, of the registrant.

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

                         Consolidated  Balance  Sheets  - March 31, 1999        3
                         and December 31, 1998

                         Consolidated Statements of Operations -                4
                         Three months ended March 31, 1999
                         and March 31, 1998

                         Consolidated Statement of Shareholders' Equity -       5
                         Three months ended March 31, 1999

                         Consolidated  Statements of Cash Flows -               6
                         Three months ended March 31, 1999
                         and March 31, 1998

                         Notes to Consolidated  Financial Statements            7

      Item 2.     Management's Discussion and Analysis                         11
                  of  Financial Condition and Results of
                  Operations

PART II.      OTHER INFORMATION:

      Item 1.     Legal Proceedings (not applicable).

      Item 2.     Changes in Securities and Use of Proceeds                    14

      Item 3.     Defaults Upon Senior Securities
                  (not applicable).

      Item 4.     Submission of Matters to a Vote of
                  Security Holders (not applicable).

      Item 5.     Other Information (not applicable)

      Item 6.     Exhibits and Reports on Form 8-K                             15


APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)



                                                                    March 31,             December 31,
                                                                      1999                    1998
                                                                  --------------        ---------------
ASSETS

Investment in rental property:
Land                                                             $  42,150,935          $  40,761,281
Buildings and property improvements                                217,067,397            197,807,725
Furniture and fixtures                                               3,781,247              3,190,919
                                                                 -------------          -------------

                                                                   262,999,579            241,759,925
Less accumulated depreciation                                       (9,999,170)            (7,686,479)
                                                                 -------------          -------------

                                                                   253,000,409            234,073,446

Cash and cash equivalents                                           45,705,746             40,073,198
Prepaid expenses                                                       198,152                339,605
Other assets                                                         5,264,649              7,360,903
                                                                 -------------          -------------

           Total Assets                                          $ 304,168,956          $ 281,847,152
                                                                 =============          =============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Mortgage notes payable                                           $  32,038,329          $  25,165,861
Accounts payable                                                     2,445,788              1,565,453
Accrued expenses                                                     1,956,577              4,883,852
Rents received in advance                                               50,922                150,351
Tenant security deposits                                               877,096                882,014
                                                                 -------------          -------------

           Total Liabilities                                        37,368,712             32,647,531

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 30,495,187 shares
   and 28,331,274 shares, respectively                             271,283,376            251,890,553
Class B convertible stock, no par value, authorized
   200,000 shares; issued and outstanding 200,000 shares                20,000                 20,000
Net income  less  than distributions                                (4,503,132)            (2,710,932)
                                                                 -------------          -------------

           Total Shareholders' Equity                              266,800,244            249,199,621
                                                                 -------------          -------------

           Total Liabilities and Shareholders' Equity            $ 304,168,956          $ 281,847,152
                                                                 =============          =============


See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)




                                                                     Three Months Ended
                                                               March 31,           March 31,
                                                                 1999                1998
                                                             ---------------------------------
REVENUE:
           Rental income                                     $ 11,416,283          $  4,928,751

EXPENSES:
                     Property and maintenance                   2,812,974             1,236,828
                     Taxes and insurance                        1,680,693               738,151
                     Property management                          622,695               257,038
                     General and administrative                   187,278               162,873
                     Amortization  expense                        126,544                 8,484
                     Depreciation of rental property            2,330,543               889,545
                                                             ------------          ------------


                               Total expenses                   7,760,727             3,292,919
                                                             ------------          ------------

Income before interest  income (expense)                        3,655,556             1,635,832

   Interest income                                                388,121               336,387
   Interest expense                                              (402,995)              (12,501)
                                                             ------------          ------------

Net income                                                   $  3,640,682          $  1,959,718
                                                             ============          ============

Basic and diluted earnings per common share                  $       0.12          $       0.14
                                                             ============          ============

Distributions per common share                               $       0.21          $       0.20
                                                             ============          ============


See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                               Common Stock            Convertible Class B Stock
                                       ---------------------------------------------------------       Net Income         Total
                                         Number                         Number                          Less Than     Shareholders'
                                        of Shares         Amount       of Shares       Amount         Distributions       Equity
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1998           28,331,274     $ 251,890,553     200,000       $ 20,000       $ (2,710,932)    $ 249,199,621

Net proceeds from the sale of shares    1,849,175        16,560,184       -              -                   -           16,560,184
Net income                                   -                -           -              -              3,640,682         3,640,682
Cash distributions declared to
     shareholders ($.207 per share)          -                -           -              -             (5,432,882)       (5,432,882)
Shares issued through Additional
     Share Option                         314,738         2,832,639       -              -                   -            2,832,639
                                       --------------------------------------------------------------------------------------------
                                       30,495,187     $ 271,283,376     200,000       $ 20,000       $ (4,503,132)    $ 266,800,244
                                       ============================================================================================



See accompanying notes to consolidated financial statements.

APPLE RESIDENTIAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                          Three Months Ended
                                                                                    March 31,             March 31,
                                                                                      1999                  1998
                                                                               ------------------------------------
Cash flow from operating activities:

   Net income                                                                    $  3,640,682          $  1,959,718
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                  2,439,239               898,029
     Amortization of deferred financing costs                                           2,000                12,501
     Amortization of mortgage notes payable premium                                   (52,230)                  -
     Changes in operating assets and liabilities:
       Prepaid expenses                                                               141,453                51,797
       Other assets                                                                 1,967,710              (351,234)
       Accounts payable                                                               880,335              (180,386)
       Accrued expenses                                                            (2,942,881)              (69,296)
       Rent received in advance                                                       (99,429)              (46,149)
       Tenant security deposits                                                       (39,375)                 (962)
                                                                                 ------------          ------------
                              Net cash provided by  operating activities            5,937,504             2,274,018

Cash flow from investing activities:

   Acquisitions of rental property, net of liabilities assumed                     (8,758,501)          (25,160,351)
   Capital improvements                                                            (5,438,309)           (1,595,174)
                                                                                 ------------          ------------
                              Net cash used in investing activities               (14,196,810)          (26,755,525)

Cash flow from financing activities:

   Repayments of mortgage notes payable                                               (68,087)                  -
   Net proceeds from issuance of shares                                            19,392,823            38,958,096
   Cash distributions paid to shareholders                                         (5,432,882)           (2,038,051)
                                                                                 ------------          ------------

                              Net cash provided by financing activities            13,891,854            36,920,045

                              Increase  in cash and cash equivalents                5,632,548            12,438,538

Cash and cash equivalents, beginning of year                                       40,073,198            24,162,572
                                                                                 ------------          ------------
Cash and cash equivalents, end of period                                         $ 45,705,746          $ 36,601,110
                                                                                 ============          ============


See accompanying notes to consolidated financial statements.

                       APPLE RESIDENTIAL INCOME TRUST, INC
                   Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 1999

(1)  General Information and Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's December 31,1998 Annual Report on Form 10-K.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs to be expensed as incurred. The unamortized balance of organization costs of $126,544 was written off as a cumulative effect of an accounting change as of January 1, 1999, and is included amortization expense. This write off did not change reported earnings per common share amounts.

      Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

      On March 30, 1999, the Company's Board of Directors approved a merger with Cornerstone Realty Income Trust, Inc. ("Cornerstone") subject to, among other requirements, an affirmative vote of the Company's shareholders. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, the Company's shareholder will receive .4 of a share of Cornerstone's $25 Series A convertible preferred stock for each share of the Company's common stock. The Series A Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of Cornerstone's common stock, which reflects a conversion price of $15.80 for Cornerstone's common stock. After five years, the Series A Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of Cornerstone, in whole or in part, for cash or stock, subject to certain conditions. In addition, Cornerstone will assume approximately $32.1 million of the Company's debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.

(2)   Investment in Rental Property
      The Company purchased two properties located in the Dallas/ Fort Worth area of Texas and San Antonio, Texas for $15,167,000. The following is a summary of rental property acquired during the three months ended March 31, 1999:

                                   Initial                      Date
      Description             Acquisition Cost              Acquisition
      -----------             ----------------              -----------

      Sierra Ridge                  $ 5,817,000             January, 1999
      Grayson Square                  9,350,000             February, 1999

(3)  Notes Payable

      The Company assumed one mortgage loan with a value of $6,992,795 in connection with the acquisition of Grayson Square Apartments during the first quarter of 1999. As of March 31, 1999, the Company had assumed $31,151,804 in mortgage loans in connection with the acquisitions of the six properties. The mortgage notes assumed in 1998 (principal amount of $24,159,019) were recorded at a fair value of $25,418,421 at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to interest expense over the term of the respective notes. At March 31, 1999, the balance of the mortgage notes payable was $32,038,329 (inclusive of $1,102,713 unamortized premium).
      Mortgage notes payable are due in monthly installments, including principal and interest.

        The aggregate maturities of mortgage notes payable subsequent to March 31, 1999 are as follows:


               Year              Amount
               ----              ------

               1999             456,120
               2000             658,434
               2001             691,472
               2002             726,976
               2003           7,953,572
               Thereafter    21,551,755
                             ----------
                             32,038,329
                             ----------

(4)  Shareholders' Equity

      During March 1999, the Company completed its "best efforts" offering. The Company received gross proceeds of $21,639,165 from the sale of 2,163,913 shares, including shares sold through the reinvestment of distributions, during the first quarter ended March 31, 1999. The net proceeds of the offering, after deducting selling commissions and other offering expenses, were $19,392,823.

(5)   Related Parties

      Prior to March 1, 1997, the Company had contracted with Apple Residential Management Group, Inc. (the "Management Company") to manage the acquired properties, Apple Residential Advisors, Inc. (the "Advisor") to advise and provide the Company with day to day management, and Apple Realty Group, Inc. to acquire and dispose of real estate assets held by the Company. Through March 1, 1997, the Company paid the Management Company a management fee equal to 5% of rental income plus reimbursement of certain expenses in the amount of $52,375. The Company paid the Advisor a fee equal to .25% of total contributions received by the Company in the amount of $14,894. The Company paid Apple Realty Group, Inc. a fee of 2% of the purchase price of the acquired properties in the amount of $624,382.

      Effective March 1, 1997, with the approval of the Company, Cornerstone, for which Glade M. Knight (Chief Executive Officer and Chairman of the Board of the Company) also serves as Chief Executive Officers and Chairman, entered into subcontract agreements with the Management Company and Advisor whereby Cornerstone will provide advisory and property management services to the Company in exchange for fees and expense reimbursement per the same terms described above. On January 1, 1999, the subcontract arrangements were terminated and the Company contracted with Cornerstone directly to provide management and advisory services. For the three months ended March 31, 1999 and 1998, the Company paid Cornerstone $747,803 and $351,534, respectively, under the agreement.

      During 1997, with the consent of the Company, Cornerstone acquired all the assets of Apple Realty Group, Inc. The sole material asset of the company was the acquisition/disposition agreement with the Company. Cornerstone paid $350,000 in cash and issued 150,000 common shares (valued at $11 per common share for a total of $1,650,000) in exchange for the assignment of the rights to the acquisition/disposition agreement. Cornerstone is entitled, under the terms of the acquisition/disposition agreement, to a real commission equal to 2% of the gross purchase price of the Company's properties. For the three months ended March 31, 1999 and 1998, the Company paid Cornerstone approximately $313,484 and $490,500, respectively, under the agreement.

      During the first quarter of 1997, the Company granted Cornerstone a continuing right to acquire up to 9.8% of the common shares of the Company at the market price, net of selling commissions. In April 1997, Cornerstone purchased 417,778 common shares of the Company at $9 per share for approximately $3.76 million. Cornerstone owns approximately 1.4% of the total common shares of the Company outstanding as of March 31, 1999.

(5) Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                      March 31, 1999         March 31, 1998
                                                      --------------         ---------------
Numerator:
    Net income                                       $  3,640,682               $  1,959,718
        Numerator for basic and diluted earnings        3,640,682                  1,959,718
Denominator:
                  Denominator for basic
                  earnings per share-weighted-
                  average shares                       29,243,930                 13,882,117
Effect of dilutive securities:
       Stock options                                         -                         -
---------------------------------------------------------------------------------------------
Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions

                                                       29,243,930                  13,882,117
---------------------------------------------------------------------------------------------
Basic and diluted earnings per
        common share                                 $       0.12               $        0.14
---------------------------------------------------------------------------------------------




(6)  Subsequent Events

      During  April  1999,   the  Company   distributed   to  its   shareholders
      approximately $5,843,616 (20.7 cents per share).

      During April 1999, the Company purchased Hunter's Creek Apartments, a 240-unit apartment community for $7,750,000.

      On April 15, 1999, the Board of Directors of the Company and Cornerstone agreed to modify Cornerstone's right of first refusal to purchase the Company's common shares or business and the service contracts between the Company and Cornerstone to allow for termination of such agreements in the event of a change of control of Cornerstone. The Company has agreed to pay Cornerstone $1.5 million for the contract modifications. The Company will expense the payment made to obtain these contract modifications

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      This  report  contains  forward-looking  statements  within the meaning of
      Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties or Apple, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions and Year 2000 issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

       On March 30, 1999, the Company's Board of Directors approved a merger with Cornerstone subject to, among other requirements, an affirmative vote of the Company's shareholders. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, the Company's shareholder will receive .4 of a share of the Cornerstone's $25 Series A convertible preferred stock for each share of the Company's common stock. The Series A Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Cornerstone's common stock, which reflects a conversion price of $15.80 for Cornerstone's common stock. After five years, the Series A Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Cornerstone, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Cornerstone will assume approximately $32.1 million of the Company's debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.


Results of Operations

      Income and occupancy
      The results of the Company's property operations for three months ended March 31, 1999 include the results of operations from the properties acquired before 1999 and from the 2 properties acquired in 1999 from their respective acquisition dates. The increased rental income and operating expenses from the first quarter 1999 over the first quarter 1998 is primarily due to a full quarter of operation of the 1998 acquisitions as well as the incremental effect of the 1999 acquisitions.

      Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased 132% to $11,416,283 in 1999 from $4,928,751 in 1998 due to the factors stated above.

      Overall economic occupancy for the Company's properties was 90% and 92% for the three months ended March 31, 1999 and 1998, respectively. Overall, the average rental rates for the portfolio was $587 and $588 per month at March 31, 1999 and 1998, respectively.

      The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three months ended March 31, 1999 and 1998 was $388,121 and $336,387, respectively. The increase during the three months ended March 31, 1999 is due to the Company's investment balance held pending acquisitions. It is anticipated the interest income will decrease with future acquisitions.

      Expenses
      Total expenses for the first three months increased 136% to $7,760,727 in 1999 from $3,292,919 in 1998. The increase is due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 45% for the three months ended March 31, 1999 and 1998, respectively.

      General and administrative expenses totaled 1.6% of total rental income for the three months ended March 31, 1999 and 3.3% for the same period in 1998. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

      Depreciation expense for the three months has increased to $2,330,543 in 1999 from $889,545 in 1998. The increase is directly attributable to the acquisition of additional apartment communities in 1999 and 1998.

Liquidity and Capital Resources

      There was a significant change in the Company's liquidity during the three months ended March 31, 1999, as the Company continued to raise equity to acquire properties. During the three months ended March 31, 1999, the Company closed the sale to investors of 2,163,913 shares representing gross proceeds to the Company of $21,639,130 and net proceeds after payment of brokerage fees and other offering-related costs of $19,392,823.

      Using proceeds from the sale of common shares, the Company acquired 430 apartment units in two residential rental communities during first quarter of 1999. The following is information on these two acquisitions:

      Property Name       Date Acquired  Units  Purchase Price     Location
      -------------       -------------  -----  --------------     --------

      Sierra Ridge        January 1999    230    $ 5,817,000   San Antonio, TX
      Grayson Square      February 1999   200      9,350,000     Grapevine, TX

      On April 9, 1999 the Company acquired Hunter's Creek, a 240-unit apartment complex for $7,750,000.

      Notes payable
      The Company assumed one mortgage loan with a value of $6,992,795 in connection with the acquisition of Grayson Square Apartments during the first quarter of 1999. As of March 31, 1999, the Company had assumed $31 million in mortgage loans in connection with the acquisition of six properties. The total of the mortgage loans at March 31, 1999 was $32 million which includes unamortized premium of $1.1 million.

      Cash and cash equivalents
      Cash and cash equivalents totaled $45,705,746 at March 31, 1999. During the first quarter in 1999, the Company distributed $5,432,882 to its shareholders, of which $2,201,954 was reinvested in additional shares through the Additional Share Option. The reinvested funds netted the Company $2,832,639 after payment of brokerage fees. During this quarter, the Company distributed $83,550 to Cornerstone on shares that had been purchased by Cornerstone.

      Capital requirements
      The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1999. As of April 20, 1998, no material definitive commitments existed for the purchase of additional properties. The potential sources to fund the improvements and acquisitions include additional equity and cash reserves.

      The Company capitalized $5.4 million of improvements to its various properties during the first quarter of 1999. It is anticipated that some $10 million in additional capital improvements will be completed during the next year on the current portfolio, which are expected to be funded through cash reserves and dividend reinvestment.

      The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

      During March 1999, the Company completed its "best efforts" offering. Capital resources are expected to grow with the future offering of its shares and the cash flow from operations. Approximately 52% of all first quarter 1999 distributions, $2,832,639, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1999.

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

      There have been no significant changes to the Year 2000 disclosures included in the 1998 Form 10-K.

      The Company's external management company, which provides all significant computer systems, believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner.

 Part II, Item 2.  Changes in Securities and Use of Proceeds

 The following table set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 1999:

      Common Shares Registered:
            1,666,666.67         Common Shares $ 9 per Common Shares    $ 15,000,000
           28,500,000.00         Common Shares $10 per Common Shares    $285,000,000
           -------------

Totals:    30,166,666.67         Common Shares
           -------------

      Common Shares Sold:
            1,666,666.67         Common Shares $ 9 per Common Share     $ 15,000,000
           28,410,732.33         Common Shares $10 per Common Share     $284,107,323
           -------------                                                ------------
Totals:    30,077,399.00         Common Shares                          $299,107,323
           -------------


      Expenses of Issuance and Distribution of Common Shares

            1.    Underwriting discounts and commissions                $ 29,910,732
            2.    Expenses of underwriters                              $          -
            3.    Direct or indirect payments to directors or officers
                  of the Company or their associates, to ten percent
                  shareholders, or to affiliates of the Company         $          -
            4.    Fees and expenses of third parties                    $  1,673,201
                                                                        ------------
            Total Expenses of Issuance and Distribution of
                 Common Shares                                          $267,523,390

      Net Proceeds to the Company

            1.    Purchase of real estate (including repayment of
                  indebtedness incurred to purchase real estate)        $196,622,916
            2.    Interest on indebtedness                              $  1,599,254
            3.    Working capital                                       $ 59,773,035
            4.    Fees to the following (all affiliates of officers of
                  the Company):
                  a.  Apple Advisors, Inc.                              $     14,894
                  b.  Apple Realty Group, Inc.                          $    624,382
                  c.  Cornerstone Realty Income Trust, Inc.             $  8,888,909

            5.   Fees and expenses of third parties:                    $          -
                  a.  Legal                                             $          -
                  b.  Accounting                                        $          -

            6. Other (specify________)                                  $          -
                                                                        ------------
            Total of Application of Net Proceeds to the
            Company                                                     $267,523,390


                Part II, Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - Exhibit 27- Financial Data Schedule

  (b) Reports on Form 8-K

      The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 1999, the items reported and the financial statements included in such filings.


Type and Date of Reports        Items Reported        Financial Statements Filed
------------------------        --------------         -------------------------

Form 8-K dated                       2                          None
January 20, 1999

Form 8-K dated                       2                          None
February 6, 1999


Form 8-K/A (date of                  7                 Historical  Statement  of
                                                       Income     and     Direct
Original Report:                                       Operating   Expenses   of
October 28, 1998)                                      Burney  Oaks   Apartments
                                                       and    Cutter's     Point
                                                       (formerly      Brandywine
                                                       Park)  for   the   twelve
                                                       months  ended   September
                                                       30, 1998

Form 8-K/A (date of                  7                 Historical  Statement  of
Original Report:                                       Income     and     Direct
January 5, 1999)                                       Operating   Expenses   of
                                                       Sierra  Ridge  Apartments
                                                       for  the  twelve   months
                                                       ended     December    15,
                                                       1998

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Apple Residential Income Trust, Inc.
                      ------------------------------------
                                  (Registrant)



DATE:   5-7-98                            BY: /s/ Glade M. Knight
                                              ----------------------------------
                                              Glade M. Knight
                                              President

                                          BY: /s/ Stanley J. Olander
                                              ----------------------------------
                                              Stanley J. Olander
                                              Treasurer